Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2011-03-14
CIK 1367306, 1383062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33240

POWERSHARES DB ENERGY FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $333,360,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 6,800,000

iv

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

v

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Energy Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Energy Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index (the “Index Commodities”) are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $161,480,810 (or 100%) and $327,999,666 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,454,938 (or 5.24%) and $18,777,165 (or 5.72%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

Index Composition

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity. The closing level of the Index is calculated on each business day by the Index Sponsor (as defined below) based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2010:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.43
Heating Oil	22.47
Brent Crude Oil	22.88
RBOB Gasoline	22.34
Natural Gas	9.88

Closing Level on December 31, 2010:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will selected for the Index. As a result, each Index Commodity within the Index is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on an Index Commodity’s contribution to the Fund’s return, while rolling in a backwardated market will tend to cause a push on an Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index Optimum Yield Energy is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2011, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2011, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2011 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2011, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2011 and May 2012. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2010, 2009 and 2008.

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

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which each of the Index Commodities trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global Light Sweet Crude Oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts.

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in three of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light Sweet Crude Oil	NYMEX (CL)	10,000 – Single Month 20,000 – All Months Combined But not to exceed 3,000 contracts in the last three days of trading in the spot month

Heating Oil	NYMEX (HO)	7,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.

Natural Gas	NYMEX (NG)	12,000 – Single Month 12,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.

[1]	Legend:
“NYMEX” means the New York Mercantile Exchange, or its successor.
[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Fund may commence investing in other futures contracts based on the commodities that comprise the Index and in futures contracts based on commodities other than the commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with futures contracts that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBE.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in 5 or fewer commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.35%
Average rolling 3 month daily volatility	23.68%
Monthly return volatility	25.66%
Average annual volatility	24.70%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990**	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008	36.57%
2009	31.28%
2010	18.84%

Past	Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

**	As of June 4, 1990.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and has lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.09% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 22, 2011. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

The Fund is not registered as an investment company under the Investment Company Act of 1940, and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to a futures contract underlying the Index Commodities has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Fund’s trading been limited to U.S. markets.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report items of income, gain, loss and deduction to such Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

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

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

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

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in separate series of a Delaware statutory trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Managing Owner).

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

Calculating the net asset value of the Fund includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. In such a situation, there is a risk that the calculation of the net asset value of the Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards, there is a risk that the resulting calculation of the net asset value of the Fund could be under or overstated, perhaps to a significant degree.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase the Shareholders’ Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBE.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$27.12	$23.60
June 30, 2010	$27.65	$22.13
September 30, 2010	$25.04	$21.94
December 31, 2010	$26.88	$23.79

Quarter ended	High	Low
March 31, 2009	$22.42	$16.43
June 30, 2009	$25.58	$18.75
September 30, 2009	$25.99	$21.29
December 31, 2009	$26.95	$23.54

Holders

As of December 31, 2010, the Fund had 8,306 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	10,800,000	$23.47
Year Ended December 31, 2009	2,400,000	$24.55
Year Ended December 31, 2008	3,000,000	$43.64

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007; therefore no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006.

	$(7,200,765)	$(7,200,765)	$(7,200,765)	$(7,200,765)
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$303,137	$223,500	$1,519,113	$1,600,537
Net investment income (loss)	$(1,921,607)	$(1,381,840)	$785,588	$1,319,472
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(10,234,528)	$46,783,554	$(31,936,336)	$13,324,952
Net Income (Loss)	$(12,156,135)	$45,401,714	$(31,150,748)	$14,644,424
Net Income (Loss) per Share	$0.89	$5.17	$(13.89)	$11.07
Distribution per Share	$—	$—	$0.44	$0.90
Net increase (decrease) in cash	$(7,581,716)	$(21,765,067)	$36,714,100	$10,999,940

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$161,480,810	$327,999,666	$37,528,281	$49,265,382
Shares NAV	$26.90	$26.01	$20.84	$35.17
General Shares NAV	$26.90	$26.03	$20.83	$35.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$48,377	$102,434	$98,050	$54,276
Net investment income (loss)	$(550,300)	$(536,129)	$(515,856)	$(319,322)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(1,521,253)	$(32,361,096)	$5,661,972	$17,985,849
Net Income/(Loss)	$(2,071,553)	$(32,897,225)	$5,146,116	$17,666,527
Increase/(decrease) in Net Asset Value	$(7,200,765)	$14,103,837	$(88,213,422)	$(85,093,175)
Net Income (Loss) per Share	$(0.16)	$(2.61)	$0.92	$2.74

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$10,988	$33,475	$106,185	$72,852
Net investment income (loss)	$(70,526)	$(206,642)	$(456,978)	$(647,694)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(2,054,895)	$26,290,092	$(6,845,027)	$29,393,384
Net Income/(Loss)	$(2,125,421)	$26,083,450	$(7,302,005)	$28,745,690
Increase/(decrease) in Net Asset Value	$20,812,919	$219,038,242	$50,847,069	$(421,444)
Net Income (Loss) per Share	$(1.40)	$4.89	$(0.55)	$2.23

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Energy Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Energy Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

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

Performance Summary

This report covers the three months ended December 31, 2010, 2009 and 2008 (herein referred to as the “Three Months Ended December 31, 2010”, the “Three Months Ended December 31, 2009” and the “Three Months Ended December 31, 2008,” respectively), the years ended December 31, 2010, 2009 and 2008 (herein referred to as the “Year Ended December 31, 2010”, the “Year Ended December 31, 2009” and the “Year Ended December 31, 2008,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the Energy sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Total Return™ (the “DBLCI-OY Energy TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008

	Aggregate returns for index in the DBLCI-OY Energy TR™
Underlying Index	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Light Sweet Crude Oil Indices	11.10%	10.47%	(46.86)%
DB Heating Oil Indices	10.37%	9.21%	(47.66)%
DB Brent Crude Oil Indices	14.41%	9.59%	(44.71)%
DB RBOB Gasoline Indices	12.34%	11.26%	(56.19)%
DB Natural Gas Indices	2.73%	(7.10)%	(25.92)%

AGGREGATE RETURN	11.35%	9.62%	(46.48)%

	Aggregate returns for index in the DBLCI-OY Energy TR™
Underlying Index	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008
DB Light Sweet Crude Oil Indices	3.34%	36.28%	(40.80)%
DB Heating Oil Indices	8.13%	15.44%	(36.34)%
DB Brent Crude Oil Indices	13.98%	29.09%	(38.34)%
DB RBOB Gasoline Indices	9.92%	51.86%	(53.40)%
DB Natural Gas Indices	(35.37)%	(44.29)%	(15.88)%

AGGREGATE RETURN	4.14%	25.94%	(39.62)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Energy TR™. The only difference between the Index and the DBLCI-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Energy TR™ does include such a component. The difference between the Index and the DBLCI-OY Energy TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also, see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $146.7 million, $(266.6) million and $17.3 million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $972.3 million was paid to purchase United States Treasury Obligations and $1,133.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $888.4 million was paid to purchase United States Treasury Obligations and $621.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $386.3 million was paid to purchase United States Treasury Obligations and $393.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $2.1 million, increased by $45.3 million and decreased by $42.5 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(154.2) million, $244.9 million and $19.4 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $99.2 million, $303.8 million and $151.0 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBE, DBENV AND DBENIX FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 2.63% from $26.19 per Share to $26.88 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $21.94 per Share (-16.23%) on August 24, 2010 to a high of $27.65 per Share (+5.57%) on May 3, 2010. Therefore, the total return for the Fund, on a market value basis was 2.63%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 30.36% from $20.09 per Share to $26.19 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $16.43 per Share (-18.22%) on February 18, 2009 to a high of $26.95 per Share (+34.15%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 30.36%.

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 43.09% from $35.30 per Share to $20.09 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $56.25 per Share (+59.35%) on July 3, 2008 to a low of $18.41 per Share (-47.85%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -41.84%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 3.42% from $26.01 per Share to $26.90 per Share. Appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for natural gas during the Year Ended December 31, 2010 contributing to an overall 4.14% increase in the level of the DBLCI-OY Energy TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 3.42%.

Net loss for the Year Ended December 31, 2010 was $12.1 million, resulting from $0.3 million of interest income, net realized losses of $12.3 million, net unrealized gains of $2.1 million and operating expenses of $2.2 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 24.81% from $20.84 per Share to $26.01 per Share. Appreciation in futures contract prices for light sweet crude oil, heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for natural gas during the Year Ended December 31, 2009 resulting in an overall 25.94% increase in the level of the DBLCI-OY Energy TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 24.81%.

Net income for the Year Ended December 31, 2009 was $45.4 million, resulting from $0.2 million of interest income, net realized gains of $1.5 million, net unrealized gains of $45.3 million and operating expenses of $1.6 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 40.74% from $35.17 per Share to $20.84 per Share. Falling futures contract prices for light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas during the Year Ended December 31, 2008, resulted in an overall 39.62% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -39.49%.

Net loss for the Year Ended December 31, 2008 was $31.2 million, resulting from $1.5 million of interest income, net realized gains of $10.5 million, net unrealized losses of $42.5 million and operating expenses of $0.70 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 11.26% from $24.16 per Share to $26.88 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $23.79 per Share (-1.53%) on October 19, 2010 to a high of $26.88 per Share (+11.26%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 11.26%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 10.88% from $23.62 per Share to $26.19 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $23.54 per Share (-0.34%) on October 7, 2009 to a high of $26.95 per Share (+14.10%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 10.88%.

On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.34% from $39.66 per Share to $20.09 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $38.88 per Share (-1.97%) on October 1, 2008 to a low of $18.41 per Share (-53.58%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -48.23%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 11.34% from $24.16 per Share to $26.90 per Share. Appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended December 31, 2010 contributed to an overall 11.35% increase in the level of the DBLCI-OY Energy TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.34%.

Net income for the Three Months Ended December 31, 2010 was $17.7 million, resulting from $0.1 million of interest income, net realized gains of $10.9 million, net unrealized gains of $7.1 million and operating expenses of $0.4 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 9.38% from $23.78 per Share to $26.01 per Share. Appreciation in futures contract prices for light sweet crude oil, heating oil, brent crude oil and RBOB gasoline during the Three Months Ended December 31, 2009 more than offset falling futures contract prices for natural gas contributing to an overall 9.62% increase in the level of the DBLCI-OY Energy TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 9.38%.

Net income for the Three Months Ended December 31, 2009 was $28.7 million, resulting from $0.1 million of interest income, net realized gains of $24.6 million, net unrealized gains of $4.7 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.23% from $39.49 per Share to $20.84 per Share. Falling futures contract prices for light sweet crude oil, heating oil, brent crude oil, natural gas and RBOB gasoline during the Three Months Ended December 31, 2008 contributed to an overall 46.48% decrease in the level of the DBLCI-OY Energy TR™. On December 30, 2008, the Fund made a $0.44 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -46.11%.

Net loss for the Three Months Ended December 31, 2008 was $31.3 million, resulting from $0.09 million of interest income, net realized losses of $15.3 million, net unrealized losses of $16.0 million and operating expenses of $0.09 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$161,480,810	1.66%	$5,381,104	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$327,999,666	2.31%	$17,640,527	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2010 by Index Commodity:

Light Sweet Crude Oil

The price of light sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light sweet crude oil. In addition, various other factors can affect the demand for light sweet crude oil, such as weather, political events and labor activity. The supply of light sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light sweet crude oil.

Heating Oil

The price of heating oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for heating oil. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for heating oil. Heating oil is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of heating oil.

Brent Crude Oil

The price of Brent crude oil is volatile and is affected by numerous factors. The price of Brent crude oil is influenced by many factors, including, but not limited to, the amount of output by oil producing nations, worldwide supply/stockpiles, weather, various geopolitical factors that cause supply disruptions (e.g., war, terrorism), global demand (particularly from emerging nations), currency fluctuations, and activities of market participants such as hedgers and speculators.

RBOB Gasoline

The price of RBOB Gasoline is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for RBOB Gasoline. In addition, the demand has seasonal variations, which occur during “driving seasons” usually considered the summer months in North America and Europe. RBOB Gasoline is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of RBOB Gasoline.

Natural Gas

The price of natural gas is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for natural gas. In addition to the seasonal temperatures in countries throughout the world, any fluctuations in temperature may also heavily influence the demand for natural gas.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Energy Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 33 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of
the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer
of the Managing Owner

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund:

We have audited PowerShares DB Energy Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Energy Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Energy Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Energy Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $129,881,058 and $290,875,464 respectively)	$129,887,420	$290,879,935
Cash held by broker	18,369,257	25,950,973
Net unrealized appreciation on futures contracts	13,224,133	11,168,758

Deposits with broker	161,480,810	327,999,666

Total assets	$161,480,810	$327,999,666

Liabilities
Management fee payable	$98,920	$214,484
Brokerage fee payable	1,703	1,470

Total liabilities	100,623	215,954

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	76	41

Total General shares	1,076	1,041

Shares:
Paid in capital - 6,000,000 and 12,600,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	146,604,062	300,850,376
Accumulated earnings	14,775,049	26,931,254

Total Shares	161,379,111	327,781,630

Total shareholders’ equity	161,380,187	327,782,671

Non-controlling interest in subsidiary - related party	—	1,041

Total equity	161,380,187	327,783,712

Total liabilities and equity	$161,480,810	$327,999,666

Net asset value per share
General shares	$26.90	$26.03
Shares	$26.90	$26.01

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	11.77%	$18,999,962	$19,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	17.91	28,899,422	28,900,000
U.S. Treasury Bills, 0.065% due January 27, 2011	10.53	16,999,371	17,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	3.10	4,999,625	5,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	12.39	19,998,060	20,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	2.48	3,999,448	4,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	11.77	18,996,200	19,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.48	3,999,120	4,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.86	2,999,232	3,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	6.20	9,996,980	10,000,000

Total United States Treasury Obligations (cost $129,881,058)	80.49%	129,887,420

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (391 contracts, settlement date June 21, 2011)	3.31%	$5,359,000
Brent Crude Oil (396 contracts, settlement date January 14, 2011)	0.86	1,388,670
Heating Oil (345 contracts, settlement date May 31, 2011)	2.73	4,402,868
Natural Gas (348 contracts, settlement date September 28, 2011)	0.04	58,670
RBOB Gasoline (371 contracts, settlement date November 30, 2011)	1.25	2,014,925

Net Unrealized Appreciation on Futures Contracts	8.19%	$13,224,133

Net unrealized appreciation is comprised of unrealized gains of $13,394,763 and unrealized losses of $170,630.

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	3.05%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	13.39	43,899,429	43,900,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.91	2,999,937	3,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	1.53	4,999,850	5,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	11.59	37,998,594	38,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	8.54	27,998,292	28,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	8.85	28,997,854	29,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	17.39	56,994,243	57,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	21.66	70,992,616	71,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.83	5,999,130	6,000,000

Total United States Treasury Obligations (cost $290,875,464)	88.74%	$290,879,935

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil ( 557 contracts, settlement date June 21, 2010)	1.22%	$3,987,670
Light Sweet Crude Oil ( 345 contracts, settlement date June 22, 2010)	0.65	2,133,450
Brent Crude Oil (895 contracts, settlement date September 15, 2010)	1.94	6,366,460
Heating Oil (823 contracts, settlement date May 28, 2010)	(0.39)	(1,275,107)
Natural Gas (600 contracts, settlement date August 27, 2010)	0.21	687,900
Gasoline RBOB (851 contracts, settlement date October 29, 2010)	(0.22)	(731,615)

Net Unrealized Appreciation on Futures Contracts	3.41%	$11,168,758

Net unrealized appreciation is comprised of unrealized gains of $14,115,901 and unrealized losses of $2,947,143.

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$303,137	$223,500	$1,519,113

Expenses
Management Fee	2,147,831	1,493,885	693,360
Brokerage Commissions and Fees	76,913	111,455	40,165

Total Expenses	2,224,744	1,605,340	733,525

Net investment income (loss)	(1,921,607)	(1,381,840)	785,588

Net Realized and Net Change in Unrealized Gain
(Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(3,745)	(386)	27,744
Futures	(12,288,049)	1,525,821	10,497,024

Net realized gain (loss)	(12,291,794)	1,525,435	10,524,768

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,891	2,570	(6,930)
Futures	2,055,375	45,255,549	(42,454,174)

Net change in unrealized gain (loss)	2,057,266	45,258,119	(42,461,104)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(10,234,528)	46,783,554	(31,936,336)

Net Income (Loss)	$(12,156,135)	$45,401,714	$(31,150,748)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(35)	(208)	167

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$(12,156,170)	$45,401,506	$(31,150,581)

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712
Sale of Shares					4,200,000	99,236,102		99,236,102	99,236,102		99,236,102
Redemption of Shares					(10,800,000)	(253,482,416)		(253,482,416)	(253,482,416)		(253,482,416)
Net Income (Loss)
Net investment income (loss)			6	6			(1,921,619)	(1,921,619)	(1,921,613)	6	(1,921,607)
Net realized income (loss) on United States Treasury Obligations and Futures			35	35			(12,291,864)	(12,291,864)	(12,291,829)	35	(12,291,794)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(6)	(6)			2,057,278	2,057,278	2,057,272	(6)	2,057,266

Net Income (Loss)			35	35			(12,156,205)	(12,156,205)	(12,156,170)	35	(12,156,135)

Redemption of non-controlling interest			—	—			—	—	—	(1,076)	(1,076)

Balance at December 31, 2010	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187	$—	$161,380,187

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926
Sale of Shares					13,200,000	303,803,286		303,803,286	303,803,286		303,803,286
Redemption of Shares					(2,400,000)	(58,928,214)		(58,928,214)	(58,928,214)		(58,928,214)
Net Income (Loss)
Net investment loss			(5)	(5)			(1,381,830)	(1,381,830)	(1,381,835)	(5)	(1,381,840)
Net realized gain (loss) on United States Treasury Obligations and Futures			(132)	(132)			1,525,699	1,525,699	1,525,567	(132)	1,525,435
Net change in unrealized gainon United States Treasury Obligations and Futures			345	345			45,257,429	45,257,429	45,257,774	345	45,258,119

Net Income (Loss)			208	208			45,401,298	45,401,298	45,401,506	208	45,401,714

Balance at December 31, 2009	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$407	$1,407	1,400,000	$35,847,624	$13,383,981	$49,231,605	$49,233,012	$1,000	$49,234,012
Sale of Shares					3,400,000	151,047,676		151,047,676	151,047,676		151,047,676
Redemption of Shares					(3,000,000)	(130,919,996)		(130,919,996)	(130,919,996)		(130,919,996)
Net Income (Loss)
Net investment income			14	14			785,542	785,542	785,556	32	785,588
Net realized gain on United States Treasury Obligations and Futures			61	61			10,524,319	10,524,319	10,524,380	388	10,524,768
Net change in unrealized loss on United States Treasury Obligations and Futures			(631)	(631)			(42,459,886)	(42,459,886)	(42,460,517)	(587)	(42,461,104)

Net Income (Loss)			(556)	(556)			(31,150,025)	(31,150,025)	(31,150,581)	(167)	(31,150,748)

Distributions of net investment income ($0.44 per Share)			(18)	(18)			(704,000)	(704,000)	(704,018)	—	(704,018)

Balance at December 31, 2008	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$(12,156,135)	$45,401,714	$(31,150,748)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(972,285,285)	(888,352,571)	(386,341,745)
Proceeds from securities sold and matured	1,133,579,793	621,597,749	393,714,205
Net accretion of discount on United States Treasury Obligations	(303,847)	(223,897)	(1,356,817)
Net realized (gain) loss on United States Treasury Obligations	3,745	386	(27,744)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(2,057,266)	(45,258,119)	42,461,104
Change in operating receivables and liabilities:
Management fee payable	(115,564)	193,158	(10,044)
Other assets	—	—	2,198
Brokerage fee payable	233	1,441	29

Net cash provided by (used for) operating activities	146,665,674	(266,640,139)	17,290,438

Cash flows from financing activities:
Proceeds from sale of Shares	99,236,102	303,803,286	151,047,676
Redemption of Shares	(253,482,416)	(58,928,214)	(130,919,996)
Redemption of non-controlling interest	(1,076)	—	—
Cash distributions paid on Shares and General Shares	—	—	(704,018)

Net cash provided by (used for) financing activities	(154,247,390)	244,875,072	19,423,662

Net change in cash held by broker	(7,581,716)	(21,765,067)	36,714,100
Cash held by broker at beginning of period	25,950,973	47,716,040	11,001,940

Cash held by broker at end of period	$18,369,257	$25,950,973	$47,716,040

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Energy Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Energy Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the year ended December 31, 2010 (herein referred to as the “Year Ended December 31, 2010”), the year ended December 31, 2009 (herein referred to as the “Year Ended December 31, 2009”) and the year ended January 3, 2008 (herein referred to as the “Year Ended December 31, 2008”).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Energy Excess Return™ (“DBLCI-OY Energy ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index (the “Index Commodities”) are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $161,480,810 (or 100%) and $327,999,666 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,454,938 (or 5.24%) and $18,777,165 (or 5.72%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,147,831, of which $98,920 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,493,885, of which $214,484 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $693,360.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $76,913, of which $1,703 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $111,455 of which $1,470 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $40,165.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the consolidated financial statements of the Fund and the Master Fund when applicable; as described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances for the periods described previously and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the expected life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $8,454,938 and $18,777,165, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $18,369,257. As of December 31, 2009 the Fund held cash of $25,950,973. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

(g) Income Taxes

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $13,224,133 and $11,168,758, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

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

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2010, 2009 and 2008, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$129,887,420	$290,879,935
Commodity Futures Contracts (Level 1)	$13,224,133	$11,168,758

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	4,200,000	$99,236,102	13,200,000	$303,803,286	3,400,000	$151,047,676
Shares Redeemed	(10,800,000)	$(253,482,416)	(2,400,000)	$(58,928,214)	(3,000,000)	$(130,919,996)

Net Increase / (Decrease)	(6,600,000)	$(154,246,314)	10,800,000	$244,875,072	400,000	$20,127,680

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.44 per Share from net investment income was declared on December 12, 2008 to Shareholders, of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $704,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.44 per General Share, a total distribution of $17.60.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$26.01	$20.84	$35.17
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.05	5.34	(14.25)
Net investment income (loss)	(0.16)	(0.17)	0.36

Net income (loss)	0.89	5.17	(13.89)
Distributions of net investment income on Shares	—	—	(0.44)

Net increase (decrease)	0.89	5.17	(14.33)

Net asset value per Share, end of period	$26.90	$26.01	$20.84

Market value per Share, beginning of period	$26.19	$20.09	$35.30

Market value per Share, end of period	$26.88	$26.19	$20.09

Ratio to average Net Assets
Net investment income (loss)	(0.67)%	(0.69)%	0.85%
Total expenses	0.78%	0.80%	0.79%
Total Return, at net asset value	3.42%	24.81%	(39.49)%

Total Return, at market value	2.63%	30.36%	(41.84)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 32 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on pages 33 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $2,147,831 of which $2,048,911 had been paid at December 31, 2010. Management Fees of $98,920 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $76,913 of which $75,210 had been paid at December 31, 2010. Brokerage commissions of $1,703 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,493,885 of which $1,279,401 had been paid at December 31, 2009. Management Fees of $214,484 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage fees of $111,455 of which $109,985 had been paid at December 31, 2009. Brokerage fees of $1,470 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $693,360 of which $672,034 had been paid at December 31, 2008. Management Fees of $21,326 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage fees of $40,165 of which $40,136 had been paid at December 31, 2008. Brokerage fees of $29 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2010, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$97,552	$107,099
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$97,552	$107,099

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

(a)(1) Financial Statements

See financial statements commencing on page 35 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[2]

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to a Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Dated: March 14, 2011