Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2011-03-14
CIK 1367306, 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33242

POWERSHARES DB OIL FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $495,248,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 19,200,000

ii

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

iii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Oil Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”) on January 5, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Oil Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of crude oil. The single commodity comprising the Index (the “Index Commodity”), is Light Sweet Crude Oil (WTI). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $598,208,525 (or 100%) and $357,787,205 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,612,625 (or 5.45%) and $19,907,325 (or 5.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

Index Composition

The Index is composed of one underlying Index Commodity. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for the underlying Index Commodity and the notional amount of such Index Commodity.

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing price of the Index Commodity.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be selected for the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on the Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on the Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2011, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2011, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2011 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2011, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2011 and May 2012. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for the Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodity that are leaving the Index and the futures contracts on the new Index Commodity are then calculated.

On all days that are not monthly index roll days, the notional holdings of the Index Commodity future remains constant.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”)1 monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

[1]	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade2 for the Years Ended December 31, 2010, 2009 and 2008.

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

[2]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through its portfolio of exchange traded futures contracts on the Index Commodity. The value of the Shares relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the various Index Commodites may fluctuate widely. Several factors may affect the price of the Index Commodity, including, but not limited to:

•

Global supply and demand of the Index Commodity which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodity;

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global Light Sweet Crude Oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Light Sweet Crude Oil, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light Sweet Crude Oil	NYMEX (CL)	10,000 – Single Month 20,000 – All Months Combined But not to exceed 3,000 contracts in the last three days of trading in the spot month

Legend:

[1]	“NYMEX” means the New York Mercantile Exchange, or its successor.
[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

Because the Fund may be subject to position limits and, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in energy commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in its Index Commodity are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value of the fund to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBO.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund, Since January 2006, their Experience May be Inadequate or Unsuitable to Manage the Fund.

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

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

Although past performance is not necessarily indicative of future results, the Fund’s performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund. Likewise, the Index has a history which might (or might not) be indicative of future Index results, or of the future performance of the Fund. Therefore, you will have to make your decision to invest in the Fund without relying on the Fund’s past performance history of the Index’s closing level history.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in a single commodity. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	27.67%
Average rolling 3-month daily volatility	25.93%
Monthly return volatility	26.79%
Average annual volatility	26.70%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	26.56%
1989	28.11%
1990	40.56%
1991	29.57%
1992	16.66%
1993	17.70%
1994	20.13%
1995	17.07%
1996	31.02%
1997	21.51%
1998	27.97%
1999	27.10%
2000	32.19%
2001	29.77%
2002	25.52%
2003	26.59%
2004	30.80%
2005	26.55%
2006	22.01%
2007	21.17%
2008	41.43%
2009	33.56%
2010	20.63%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

**	As of July 31, 1988.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.09% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 22, 2011. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

Futures trading is a risk transfer of economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Shares trade unprofitably.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to an Index Contract underlying the Index Commodity has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Fund’s trading been limited to U.S. markets.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBO.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$28.70	$24.66
June 30, 2010	$29.83	$23.17
September 30, 2010	$25.91	$23.02
December 31, 2010	$28.22	$25.03

Quarter ended	High	Low
March 31, 2009	$21.97	$15.83
June 30, 2009	$26.35	$18.85
September 30, 2009	$26.96	$22.52
December 31, 2009	$28.23	$24.55

Holders

As of December 31, 2010, the Fund had 32,580 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	8,800,000	$26.47
Year Ended December 31, 2009	4,800,000	$23.62
Year Ended December 31, 2008	3,000,000	$30.71

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$530,962	$263,905	$762,475	$1,212,509
Net investment income (loss)	$(3,064,215)	$(977,020)	$461,877	$1,062,551
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$52,182,454	$86,139,691	$(26,674,853)	$6,572,379
Net Income (Loss)	$49,118,239	$85,162,671	$(26,212,976)	$7,634,930
Net Income (Loss) per Share	$0.69	$7.23	$(14.22)	$10.90
Distribution per Share	$—	$—	$0.12	$1.28
Net increase (decrease) in cash	$16,601,817	$(13,011,847)	$26,607,083	$1,536,904

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$598,208,525	$357,787,205	$89,255,090	$34,631,964
Shares NAV	$28.20	$27.51	$20.28	$34.62
General Shares NAV	$28.20	$27.50	$20.28	$34.63

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$52,363	$124,245	$181,287	$173,067
Net investment income (loss)	$(596,213)	$(709,584)	$(832,360)	$(926,058)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$12,311,754	$(63,937,488)	$38,029,777	$65,778,411
Net Income/(Loss)	$11,715,541	$(64,647,072)	$37,197,417	$64,852,353
Increase/(decrease) in Net Asset Value	$(18,095,835)	$157,479,632	$71,812,143	$28,980,401
Net Income (Loss) per Share	$0.79	$(4.40)	$1.49	$2.81

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$30,687	$84,656	$82,985	$65,577
Net investment income (loss)	$(124,270)	$(231,076)	$(275,187)	$(346,487)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,328,251	$57,955,034	$(5,468,555)	$30,324,961
Net Income/(Loss)	$3,203,981	$57,723,958	$(5,743,742)	$29,978,474
Increase/(decrease) in Net Asset Value	$76,349,275	$76,579,138	$36,953,802	$78,531,484
Net Income (Loss) per Share	$(0.57)	$5.51	$(0.30)	$2.59

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Oil Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Oil Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires. The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is Light Sweet Crude Oil (WTI). The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™ (the “DBLCI-OY CL TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY CL TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

	Aggregate returns for index in the DBLCI-OY CL TR™
Underlying Index	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Light Sweet Crude Oil (WTI) Indices	11.10%	10.47%	(46.86)%

AGGREGATE RETURN	11.10%	10.47%	(46.86)%

	Aggregate returns for index in the DBLCI-OY CL TR™
Underlying Index	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
DB Light Sweet Crude Oil (WTI) Indices	3.34%	36.28%	(40.80)%

AGGREGATE RETURN	3.34%	36.28%	(40.80)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY CL TR™. The only difference between the Index and the DBLCI-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY CL TR™ does include such a component. The difference between the Index and the DBLCI-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

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

Operating Activities

Net cash flow used for operating activities was $174.5 million, $196.3 million and $54.2 million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $1,846.4 million was paid to purchase United States Treasury Obligations and $1,684.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $950.7 million was paid to purchase United States Treasury Obligations and $700.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $253.8 million was paid to purchase United States Treasury Obligations and $217.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $60.9 million, $30.6 million and decreased by $9.1 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $191.1 million, $183.3 million and $80.8 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $424.0 million, $296.6 million and $173.3 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBO, DBONV AND DBOLIX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITY, IN HINDSIGHT. NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 2.36% from $27.57 per Share to $28.22 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $23.02 per Share (-16.50%) on July 2, 2010 to a high of $29.83 per Share (+8.20%) on May 3, 2010. Therefore, the total return for the Fund, on a market value basis was 2.36%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 42.92% from $19.29 per Share to $27.57 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $15.83 per Share (-17.94%) on February 18, 2009 to a high of $28.23 per Share (+46.35%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was 42.92%.

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 44.43% from $34.71 per Share to $19.29 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $55.01 per Share (+58.48%) on July 14, 2008 to a low of $17.32 per Share (-50.10%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -44.08%, including the above noted distribution.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 2.51% from $27.51 per Share to $28.20 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Year Ended December 31, 2010 contributed to an overall 3.34% increase in the level of the DBLCI-OY CL TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 2.51%.

Net income for the Year Ended December 31, 2010 was $49.1 million, resulting from $0.5 million of interest income, net realized losses of $8.7 million, net unrealized gains of $60.9 million and operating expenses of $3.6 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 35.65% from $20.28 per Share to $27.51 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Year Ended December 31, 2009, contributed to a 36.28% increase in the level of the DBLCI-OY CL TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund on a net asset value basis was 35.65%.

Net income for the Year Ended December 31, 2009 was $85.2 million, resulting from $0.3 million of interest income, net realized gains of $55.6 million, unrealized gains of $30.5 million, and operating expenses of $1.2 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 41.42% from $34.62 per Share to $20.28 per Share. Falling prices of light sweet crude oil futures contracts during the Year Ended December 31, 2008, contributed to a 40.80% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -41.07%.

Net loss for the Year Ended December 31, 2008 was $26.2 million, resulting from $0.8 million of interest income, net realized loss of $17.6 million, unrealized loss of $9.0 million, and operating expenses of $0.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 11.54% from $25.30 per Share to $28.22 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $25.03 per Share (-1.07%) on October 19, 2010 to a high of $28.22 per Share (+11.54%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 11.54%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 10.86% from $24.87 per Share to $27.57 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $24.55 per Share (-1.29%) on October 2, 2009 to a high of $28.23 per Share (+13.51%) on October 22, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was 10.86%.

On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 49.79% from $38.42 per Share to $19.29 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $37.64 per Share (-2.03%) on October 1, 2008 to a low of $17.32 per Share (-54.92%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -49.48% including the above noted distribution.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 11.08% from $25.39 per Share to $28.20 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 11.10% increase in the level of the DBLCI-OY CL TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.08%.

Net income for the Three Months Ended December 31, 2010 was $64.9 million, resulting from $0.2 million of interest income, net realized gains of $8.1 million, net unrealized gains of $57.7 million and operating expenses of $1.1 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 10.39% from $24.92 per Share to $27.51 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31,

2009, contributed to an 10.47% increase in the level of the DBLCI-OY CL TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, total return for the Fund, on a net asset value basis was 10.39%.

Net income for the Three Months Ended December 31, 2009 was $30.0 million, resulting from $0.1 million of interest income, net realized gain of $0.4 million, unrealized gain of $29.8 million, and operating expenses of $0.3 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 47.37% from $38.53 per Share to $20.28 per Share. Strong depreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2008, contributed to an 46.86% decrease in the level of the DBLCI-OY CL TR™. On December 30, 2008, the Fund made a $0.12 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund, on a net asset value basis was -47.05%, including the above noted distribution.

Net loss for the Three Months Ended December 31, 2008 was $28.2 million, resulting from $0.1 million of interest income, net realized loss of $33.6 million, unrealized gain of $5.4 million, and operating expenses of $0.1 million.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$598,208,525	1.57%	$21,845,028	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$357,787,205	2.46%	$20,505,912	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2010 relating to the Index Commodity is as follows:

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Oil Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund:

We have audited PowerShares DB Oil Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Oil Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Oil Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Oil Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $478,916,966 and $315,976,953 respectively)	$478,936,008	$315,981,025
Cash held by broker	31,735,957	15,134,140
Net unrealized appreciation on futures contracts	87,536,560	26,672,040

Deposits with broker	598,208,525	357,787,205

Total assets	$598,208,525	$357,787,205

Liabilities
Management fee payable	$381,105	$142,660
Brokerage fee payable	10,346	3,812

Total liabilities	391,451	146,472

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	128	100

Total General shares	1,128	1,100

Shares:
Paid in capital - 21,200,000 and 13,000,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	483,545,394	292,486,164
Accumulated earnings	114,270,552	65,152,369

Total Shares	597,815,946	357,638,533

Total shareholders’ equity	597,817,074	357,639,633

Non-controlling interest in subsidiary - related party	—	1,100

Total equity	597,817,074	357,640,733

Total liabilities and equity	$598,208,525	$357,787,205

Net asset value per share
General shares	$28.20	$27.50
Shares	$28.20	$27.51

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	0.17%	$999,998	$1,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	0.17	999,991	1,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	0.08	499,990	500,000
U.S. Treasury Bills, 0.065% due January 27, 2011	3.18	18,999,297	19,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	7.86	46,996,475	47,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	19.07	113,988,942	114,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	19.57	116,983,854	117,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	19.90	118,980,722	119,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	3.33	19,996,000	20,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	5.02	29,993,400	30,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	0.84	4,998,885	5,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	0.42	2,499,360	2,500,000
U.S. Treasury Bills, 0.18% due March 31, 2011	0.50	2,999,094	3,000,000

Total United States Treasury Obligations (cost $478,916,966)	80.11%	$478,936,008

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (6,442 contracts, settlement date June 21, 2011)	14.64%	$87,536,560

Net Unrealized Appreciation on Futures Contracts	14.64%	$87,536,560

Net unrealized appreciation is comprised entirely of unrealized gains of $87,536,560.

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	0.28%	$999,994	$1,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	1.54	5,499,929	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	6.43	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.03	17,999,460	18,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	12.58	44,998,335	45,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.08	10,999,659	11,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	22.09	78,995,181	79,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	20.41	72,994,598	73,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.50	33,997,212	34,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.59	19,997,980	20,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	0.70	2,499,740	2,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	1.12	3,999,420	4,000,000

Total United States Treasury Obligations (cost $315,976,953)	88.35%	$315,981,025

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (955 contracts, settlement date June 21, 2010)	1.92%	$6,863,470
Light Sweet Crude Oil (3,431 contracts, settlement date June 22, 2010)	5.54	$19,808,570

Net Unrealized Appreciation on Futures Contracts	7.46%	$26,672,040

Net unrealized appreciation is comprised of unrealized gains of $26,944,600 and unrealized losses of $272,560.

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$530,962	$263,905	$762,475

Expenses
Management Fee	3,469,732	1,152,708	250,735
Brokerage Commissions and Fees	125,445	88,217	49,863

Total Expenses	3,595,177	1,240,925	300,598

Net investment income (loss)	(3,064,215)	(977,020)	461,877

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	1,574	736	45,008
Futures	(8,698,610)	55,573,490	(17,654,979)

Net realized gain (loss)	(8,697,036)	55,574,226	(17,609,971)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,970	10,345	(9,802)
Futures	60,864,520	30,555,120	(9,055,080)

Net change in unrealized gain (loss)	60,879,490	30,565,465	(9,064,882)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	52,182,454	86,139,691	(26,674,853)

Net Income (Loss)	$49,118,239	$85,162,671	$(26,212,976)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(28)	(289)	189

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$49,118,211	$85,162,382	$(26,212,787)

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733
Sale of Shares					17,000,000	423,991,336		423,991,336	423,991,336		423,991,336
Redemption of Shares					(8,800,000)	(232,932,106)		(232,932,106)	(232,932,106)		(232,932,106)
Net Income
Net investment loss			(2)	(2)			(3,064,211)	(3,064,211)	(3,064,213)	(2)	(3,064,215)
Net realized loss on United States Treasury Obligations and Futures			(5)	(5)			(8,697,026)	(8,697,026)	(8,697,031)	(5)	(8,697,036)
Net change in unrealized gain on United States Treasury Obligations and Futures			35	35			60,879,420	60,879,420	60,879,455	35	60,879,490

Net Income			28	28			49,118,183	49,118,183	49,118,211	28	49,118,239

Redemption of non-controlling interest			—	—			—	—	—	(1,128)	(1,128)

Balance at December 31, 2010	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074	$—	$597,817,074

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034
Sale of Shares					13,400,000	296,621,020		296,621,020	296,621,020		296,621,020
Redemption of Shares					(4,800,000)	(113,369,992)		(113,369,992)	(113,369,992)		(113,369,992)
Net Income
Net investment loss			(4)	(4)			(977,012)	(977,012)	(977,016)	(4)	(977,020)
Net realized gain on United States Treasury Obligations and Futures			188	188			55,573,850	55,573,850	55,574,038	188	55,574,226
Net change in unrealized gain on United States Treasury Obligations and Futures			105	105			30,565,255	30,565,255	30,565,360	105	30,565,465

Net Income			289	289			85,162,093	85,162,093	85,162,382	289	85,162,671

Balance at December 31, 2009	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$385	$1,385	1,000,000	$28,007,508	$6,610,494	$34,618,002	$34,619,387	$1,000	$34,620,387
Sale of Shares					6,400,000	173,343,898		173,343,898	173,343,898		173,343,898
Redemption of Shares					(3,000,000)	(92,116,270)		(92,116,270)	(92,116,270)		(92,116,270)
Net Loss
Net investment income			18	18			461,813	461,813	461,831	46	461,877
Net realized gain (loss) on United States Treasury Obligations and Futures			(46)	(46)			(17,610,075)	(17,610,075)	(17,610,121)	150	(17,609,971)
Net change in unrealized loss on United States Treasury Obligations and Futures			(541)	(541)			(9,063,956)	(9,063,956)	(9,064,497)	(385)	(9,064,882)

Net Loss			(569)	(569)			(26,212,218)	(26,212,218)	(26,212,787)	(189)	(26,212,976)

Distributions of net investment income ($0.12 per Share)			(5)	(5)			(408,000)	(408,000)	(408,005)	—	(408,005)

Balance at December 31, 2008	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$49,118,239	$85,162,671	$(26,212,976)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,846,381,993)	(950,705,177)	(253,785,947)
Proceeds from securities sold and matured	1,683,975,839	699,991,923	217,396,180
Net accretion of discount on United States Treasury Obligations	(532,285)	(264,507)	(649,021)
Net realized gain on United States Treasury Obligations	(1,574)	(736)	(45,008)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(60,879,490)	(30,565,465)	9,064,882
Change in operating receivables and liabilities:
Management fee payable	238,445	114,775	16,308
Other assets	—	—	2,871
Brokerage fee payable	6,534	3,641	171

Net cash used for operating activities	(174,456,285)	(196,262,875)	(54,212,540)

Cash flows from financing activities:
Proceeds from sale of Shares	423,991,336	296,621,020	173,343,898
Redemption of Shares	(232,932,106)	(113,369,992)	(92,116,270)
Redemption of non-controlling interest	(1,128)	—	—
Cash distributions paid on Shares and General Shares	—	—	(408,005)

Net cash provided by financing activities	191,058,102	183,251,028	80,819,623

Net change in cash held by broker	16,601,817	(13,011,847)	26,607,083
Cash held by broker at beginning of period	15,134,140	28,145,987	1,538,904

Cash held by broker at end of period	$31,735,957	$15,134,140	$28,145,987

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Oil Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Oil Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin and for investment.

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index, or the Index Commodity, is Light Sweet Crude Oil (WTI). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $598,208,525 (or 100%) and $357,787,205 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,612,625 (or 5.45%) and $19,907,325 (or 5.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). The Index Sponsor is an affiliate of the Trust, Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,469,732, of which $381,105 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,152,708, of which $142,660 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $250,735.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $125,445, of which $10,346 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $88,217, of which $3,812 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $49,863.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances for the periods described previously and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $32,612,625 and $19,907,325, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $31,735,957. As of December 31, 2009, the Fund held cash by the Commodity Broker of $15,134,140. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $87,536,560 and $26,672,040, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. The Management Fee payable by the Fund was increased to 0.75% from 0.50% per annum of the daily net asset value of the Fund, effective January 4, 2010.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	2010	2009
United States Treasury Obligations (Level 1)	$478,936,008	$315,981,025
Commodity Futures Contracts (Level 1)	$87,536,560	$26,672,040

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	17,000,000	$423,991,336	13,400,000	$296,621,020	6,400,000	$173,343,898
Shares Redeemed	(8,800,000)	(232,932,106)	(4,800,000)	(113,369,992)	(3,000,000)	(92,116,270)

Net Increase	8,200,000	$191,059,230	8,600,000	$183,251,028	3,400,000	$81,227,628

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

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.12 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $408,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.12 per General Share, a total distribution of $4.80.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$27.51	$20.28	$34.62
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.86	7.33	(14.54)
Net investment income (loss)	(0.17)	(0.10)	0.32

Net income (loss)	0.69	7.23	(14.22)
Distributions of net investment income on Shares	—	—	(0.12)

Net increase (decrease)	0.69	7.23	(14.34)

Net asset value per Share, end of period	$28.20	$27.51	$20.28

Market value per Share, beginning of period	$27.57	$19.29	$34.71

Market value per Share, end of period	$28.22	$27.57	$19.29

Ratio to average Net Assets
Net investment income (loss)	(0.66)%	(0.42)%	0.92%
Total expenses	0.77%	0.54%	0.60%
Total Return, at net asset value	2.51%	35.65%	(41.07)%

Total Return, at market value	2.36%	42.92%	(44.08)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 34 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% annually).

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $3,469,732 of which $3,088,627 had been paid at December 31, 2010. Management Fees of $381,105 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $125,445 of which $115,099 had been paid at December 31, 2010. Brokerage commissions of $10,346 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,152,708 of which $1,010,048 had been paid at December 31, 2009. Management fees of $142,660 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $88,217 of which $84,405 had been paid at December 31, 2009. Brokerage commissions of $3,812 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $250,735 of which $222,850 had been paid at December 31, 2008. Management fees of $27,885 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $49,863 of which $49,692 had been paid at December 31, 2008. Brokerage commissions of $171 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Date: March 14, 2011