Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2011-03-14
CIK 1367306, 1383054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33234

POWERSHARES DB SILVER FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $66,000,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 4,400,000

ii

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

Organization

PowerShares DB Silver Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Silver Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index (the “Index Commodity”), is silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $207,694,990 (or 100%) and $126,143,547 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,051,138 (or 6.77%) and $9,094,275 (or 7.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The Deutsche Bank Liquid Commodity Index-Optimum Yield Silver is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

2	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through its portfolio of exchange traded futures contracts on the Index Commodity. The value of the Shares relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Commodity may fluctuate widely. Several factors may affect the price of the Index Commodity, including, but not limited to:

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodity comprising the Index, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity is traded may not necessarily coincide during all of this time. For example, while the Shares of the Fund trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global silver market will be reduced after the close of the COMEX at 2:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Silver, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[3]	Exchange Position Limits[4]
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Legend:

3	“COMEX” means the Commodity Exchange Inc., New York, or its successor.
4	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Fund may commence investing in other futures contracts based on the commodity that comprises the Index and in futures contracts based on commodities other than the commodity that comprises the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with futures contracts that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the level of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in the Index Commodity are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value of the Fund to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBS.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	26.00%
Average rolling 3 month daily volatility	24.19%
Monthly return volatility	25.59%
Average annual volatility	23.84%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	10.76%
1989	18.53%
1990	19.38%
1991	23.42%
1992	15.66%
1993	28.36%
1994	23.28%
1995	26.38%
1996	17.64%
1997	24.66%
1998	29.20%
1999	21.73%
2000	14.42%
2001	17.20%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.33%
2006	41.21%
2007	21.28%
2008	43.01%
2009	31.13%
2010	26.40%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

Because it is expected that the Fund’s performance will track the change of the underlying Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to a futures contract underlying the Index Commodity has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Fund’s trading been limited to U.S. markets.

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

Tax Related Risks

Shareholders of The Fund Will Be Subject to Taxation on Their Allocable Share of the Fund’s Taxable Income Whether or Not They Receive Cash Distributions.

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

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Trust upon 120 day notice, which would cause the Fund to terminate unless a substitute managing owner was obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBS.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

Quarter ended	High	Low
March 31, 2010	$33.51	$26.64
June 30, 2010	$34.72	$30.92
September 30, 2010	$38.69	$31.05
December 31, 2010	$54.51	$38.90

Quarter ended	High	Low
March 31, 2009	$26.05	$18.91
June 30, 2009	$28.68	$21.17
September 30, 2009	$31.19	$22.62
December 31, 2009	$34.30	$28.85

Holders

As of December 31, 2010, the Fund had 13,092 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	2,600,000	$31.66
Year Ended December 31, 2009	1,400,000	$25.34
Year Ended December 31, 2008	800,000	$28.75

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	Period Ended December 31, 2007
Interest Income	$98,363	$86,022	$810,936	$1,023,571
Net investment income (loss)	$(661,510)	$(319,042)	$535,920	$903,399
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$78,456,434	$20,630,733	$(18,035,367)	$2,641,009
Net Income (Loss)	$77,794,924	$20,311,691	$(17,499,447)	$3,544,408
Net Income (Loss) per Share	$24.60	$9.75	$(7.34)	$3.70
Distribution per Share	$—	$—	$0.22	$0.87
Net increase (decrease) in cash	$8,162,353	$(1,367,967)	$5,732,248	$3,786,960

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$207,694,990	$126,143,547	$44,609,752	$27,848,077
Shares NAV	$54.62	$30.02	$20.27	$27.83
General Shares NAV	$54.63	$30.03	$20.28	$27.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$11,178	$19,210	$22,845	$45,130
Net investment income (loss)	$(152,613)	$(109,014)	$(122,403)	$(277,480)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$5,361,703	$4,135,911	$13,125,313	$55,833,507
Net Income/(Loss)	$5,209,090	$4,026,897	$13,002,910	$55,556,027
Increase/(decrease) in Net Asset Value	$(63,780,084)	$4,026,897	$57,020,068	$84,208,805
Net Income (Loss) per Share	$1.13	$2.02	$5.38	$16.07

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$17,652	$26,121	$24,687	$17,562
Net investment income	$(52,008)	$(67,276)	$(72,960)	$(126,798)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$5,303,107	$2,173,553	$15,080,711	$(1,926,638)
Net Income/(Loss)	$5,251,099	$2,106,277	$15,007,751	$(2,053,436)
Increase/(decrease) in Net Asset Value	$16,016,875	$22,239,133	$(11,434,231)	$54,675,336
Net Income (Loss) per Share	$3.04	$1.06	$5.38	$0.27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Silver Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Silver Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires. The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is silver. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

The sponsor of the Index (the “Index Sponsor”) is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

Under the Trust Agreement of the Trust, Wilmington Trust Company, the Trustee of the Trust has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™ (the “DBLCI-OY Silver TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Silver TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

	Aggregate returns for index in the DBLCI-OY Silver TR™
Underlying Index	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Silver Indices	41.59%	1.05%	(8.72)%

AGGREGATE RETURN	41.59%	1.05%	(8.72)%

	Aggregate returns for index in the DBLCI-OY Silver TR™
Underlying Index	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

DB Silver Indices	82.53%	48.75%	(26.26)%

AGGREGATE RETURN	82.53%	48.75%	(26.26)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY SI TR™. The only difference between the Index and the DBLCI-OY SI TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY SI TR™ does include such a component. The difference between the Index and the DBLCI-OY SI TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY SI TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also, see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

Liquidity

All of the Fund’s source of capital is derived from the Fund offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. The balance of the net assets is held in the Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $4.5 million, $(62.6) million and $(28.5) million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $391.9 million was paid to purchase United States Treasury Obligations and $355.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $310.9 million was paid to purchase United States Treasury Obligations and $217.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $192.8 million was paid to purchase United States Treasury Obligations and $188.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $36.4 million, decreased by $11.1 million, and increased by $6.0 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $3.7 million, $61.2 million and $34.3 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $86.0 million, $96.7 million and $57.7 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™(the “DBLCI-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBS, DBSNV AND DBSLIX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 81.16% from $30.09 per Share to $54.51 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $54.51 per Share (+81.16%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was +81.16%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 47.07% from $20.46 per Share to $30.09 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.91 per Share (-7.58%) on January 14, 2009 to a high of $34.30 per Share (+67.64%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund on a market value basis, was +47.07%.

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 26.38% from $27.79 per Share to $20.46 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.53 per Share (+38.65%) on March 5, 2008 to a low of $16.41 per Share (-40.95%) on October 27, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -25.58%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 81.95% from $30.02 per Share to $54.62 per Share. Appreciation in the price of silver futures contracts during the Year Ended December 31, 2010 contributed to an overall 82.53% increase in the level of the DBLCI-OY SI TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +81.95%.

Net income for the Year Ended December 31, 2010 was $77.8 million, resulting from $0.1 million of interest income, net realized gains of $42.0 million, net unrealized gains of $36.4 million and operating expenses of $0.7 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 48.10% from $20.27 per Share to $30.02 per Share. Appreciation in the price for silver futures contracts during the Year Ended December 31, 2009, contributed to a 48.75% increase in the level of the DBLCI-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was +48.10%.

Net income for the Year Ended December 31, 2009 was $20.3 million, resulting from $0.1 million of interest income, net realized gain of $31.7 million, unrealized losses of $11.1 million, and operating expenses of $0.4 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 27.16% from $27.83 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Year Ended December 31, 2008, resulted in an overall 26.26% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -26.37%.

Net loss for the Year Ended December 31, 2008 was $17.5 million, resulting from $0.8 million of interest income, net realized loss of $24.0 million, unrealized gain of $6.0 million, and operating expenses of $0.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 41.47% from $38.53 per Share to $54.51 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $38.90 per Share (+0.96%) on October 4, 2010 to a high of $54.51 per Share (+41.47%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was +41.47%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 1.11% from $29.76 per Share to $30.09 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $28.85 per Share (-3.06%) on October 2, 2009 to a high of $34.30 per Share (+15.26%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund on a market value basis was +1.11%.

On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 7.21% from $22.05 per Share to $20.46 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $23.14 per Share (+4.94%) on October 1, 2008 to a low of $16.41 per Share (-25.58%) on October 27, 2008. Therefore, the total return for the Fund on a market value basis, including the above noted distribution, was -6.21%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 41.69% from $38.55 per Share to $54.62 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 41.59% increase in the level of the DBLCI-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +41.69%.

Net income for the Three Months Ended December 31, 2010 was $55.6 million, resulting from net realized gains of $39.2 million, net unrealized gains of $16.7 million and operating expenses of $0.3 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 0.91% from $29.75 per Share to $30.02 per Share. Appreciation in prices for silver futures contracts during the Three Months Ended December 31, 2009, contributed to a 1.05% increase in the level of the DBLCI-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis, was +0.91%.

Net loss for the Three Months Ended December 31, 2009 was $2.0 million, resulting from net realized gains of $20.1 million, unrealized loss of $22.0 million, and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 9.75% from $22.46 per Share to $20.27 per Share. Falling prices of silver futures contracts during the Three Months Ended December 31, 2008, contributed to a 8.72% decrease in the level of the DBLCI-OY SI TR™. On December 30, 2008, the Fund made a $0.22 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, total return for the Fund on a net asset value basis, including the above noted distribution, was -8.77%.

Net loss for the Three Months Ended December 31, 2008 was $2.3 million, resulting from $0.1 million of interest income, net realized loss of $29.1 million, unrealized gain of $26.8 million, and operating expenses of $0.1 million.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$207,694,990	1.37%	$9,681,708	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$126,143,547	2.30%	$6,761,904	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2010 relating to the Index Commodity is as follows:

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are significant users of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Silver Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund:

We have audited PowerShares DB Silver Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Silver Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Silver Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Silver Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $159,466,807 and $122,491,379 respectively)	$159,474,056	$122,492,866
Cash held by broker	16,315,594	8,153,241
Net unrealized appreciation (depreciation) on futures contracts	31,905,340	(4,502,560)

Deposits with broker	207,694,990	126,143,547

Total assets	$207,694,990	$126,143,547

Liabilities
Management fee payable	$122,921	$52,554
Brokerage fee payable	7,012	1,622

Total liabilities	129,933	54,176

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	1,185	201

Total General shares	2,185	1,201

Shares:
Paid in capital - 3,800,000 and 4,200,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	124,767,709	121,084,762
Accumulated earnings	82,795,163	5,002,207

Total Shares	207,562,872	126,086,969

Total shareholders’ equity	207,565,057	126,088,170

Non-controlling interest in subsidiary - related party	—	1,201

Total equity	207,565,057	126,089,371

Total liabilities and equity	$207,694,990	$126,143,547

Net asset value per share
General shares	$54.63	$30.03
Shares	$54.62	$30.02

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Schedule of Investments

December 31, 2010

	$21,500,000	$21,500,000	$21,500,000
	Percentage
Description	of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 20, 2011	10.36%	$21,499,570	$21,500,000
U.S. Treasury Bills, 0.065% due January 27, 2011	3.37	6,999,741	7,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	6.26	12,999,025	13,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	13.97	28,997,187	29,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	5.30	10,998,218	11,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	0.96	1,999,600	2,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	4.82	9,997,800	10,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	5.30	10,997,547	11,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	20.71	42,988,992	43,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	5.78	11,996,376	12,000,000

Total United States Treasury Obligations (cost $159,466,807)	76.83%	$159,474,056

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	$21,500,000	$21,500,000	$21,500,000
	Percentage
Description	of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (1,343 contracts, settlement date December 28, 2011)	15.37%	$31,905,340

Net Unrealized Appreciation on Futures Contracts	15.37%	$31,905,340

Net unrealized appreciation is comprised entirely of unrealized gains of $31,905,340.

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 14, 2010	5.55%	$6,999,958	$7,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.36	5,499,928	5,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	18.25	22,999,517	23,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	3.17	3,999,880	4,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.31	12,999,519	13,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	23.00	28,998,231	29,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	5.55	6,999,482	7,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	13.48	16,998,283	17,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	10.31	12,998,648	13,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.17	3,999,420	4,000,000

Total United States Treasury Obligations (cost $122,491,379)	97.15%	$122,492,866

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	$21,500,000	$21,500,000	$21,500,000
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (1,497 contracts, settlement date December 28, 2010)	(3.57)%	(4,502,560)

Net Unrealized Depreciation on Futures Contracts	(3.57)%	$(4,502,560)

Net unrealized depreciation is comprised of unrealized losses of $(4,947,175) and unrealized gains of $444,615.

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$98,363	$86,022	$810,936

Expenses
Management Fee	733,609	377,189	242,603
Brokerage Commissions and Fees	26,264	27,875	32,413

Total Expenses	759,873	405,064	275,016

Net investment income (loss)	(661,510)	(319,042)	535,920

Net Realized and Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	332	579	21,003
Futures	42,042,440	31,724,485	(24,044,884)

Net realized gain (loss)	42,042,772	31,725,064	(24,023,881)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,762	(2,026)	(4,776)
Futures	36,407,900	(11,092,305)	5,993,290

Net change in unrealized gain (loss)	36,413,662	(11,094,331)	5,988,514

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	78,456,434	20,630,733	(18,035,367)

Net Income (Loss)	$77,794,924	$20,311,691	$(17,499,447)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(984)	(390)	189

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$77,793,940	$20,311,301	$(17,499,258)

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371
Sale of Shares					2,200,000	85,997,062		85,997,062	85,997,062		85,997,062
Redemption of Shares					(2,600,000)	(82,314,115)		(82,314,115)	(82,314,115)		(82,314,115)
Net Income
Net investment loss			(8)	(8)			(661,494)	(661,494)	(661,502)	(8)	(661,510)
Net realized gain on United States Treasury Obligations and Futures			531	531			42,041,710	42,041,710	42,042,241	531	42,042,772
Net change in unrealized gain on United States Treasury Obligations and Futures			461	461			36,412,740	36,412,740	36,413,201	461	36,413,662

Net Income			984	984			77,792,956	77,792,956	77,793,940	984	77,794,924

Redemption of non-controlling interest			—	—			—	—	—	(2,185)	(2,185)

Balance at December 31, 2010	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057	$—	$207,565,057

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258
Sale of Shares					3,400,000	96,662,262		96,662,262	96,662,262		96,662,262
Redemption of Shares					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)		(35,476,840)
Net Income
Net investment loss			(5)	(5)			(319,032)	(319,032)	(319,037)	(5)	(319,042)
Net realized gain on United States Treasury Obligations and Futures			430	430			31,724,204	31,724,204	31,724,634	430	31,725,064
Net change in unrealized loss on United States Treasury Obligations and Futures			(35)	(35)			(11,094,261)	(11,094,261)	(11,094,296)	(35)	(11,094,331)

Net Income			390	390			20,310,911	20,310,911	20,311,301	390	20,311,691

Balance at December 31, 2009	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$113	$1,113	1,000,000	$25,160,026	$2,674,260	$27,834,286	$27,835,399	$1,000	$27,836,399
Sale of Shares					2,000,000	57,736,070		57,736,070	57,736,070		57,736,070
Redemption of Shares					(800,000)	(22,996,756)		(22,996,756)	(22,996,756)		(22,996,756)
Net Loss
Net investment income			13	13			535,890	535,890	535,903	17	535,920
Net realized loss on United States Treasury Obligations and Futures			(435)	(435)			(24,023,046)	(24,023,046)	(24,023,481)	(400)	(24,023,881)
Net change in unrealized gain on United States Treasury Obligations and Futures			129	129			5,988,191	5,988,191	5,988,320	194	5,988,514

Net Loss			(293)	(293)			(17,498,965)	(17,498,965)	(17,499,258)	(189)	(17,499,447)

Distributions of net investment income ($0.22 per Share)			(9)	(9)			(483,999)	(483,999)	(484,008)	—	(484,008)

Balance at December 31, 2008	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$77,794,924	$20,311,691	$(17,499,447)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(391,873,799)	(310,908,083)	(192,767,547)
Proceeds from securities sold and matured	354,997,114	216,998,591	188,467,253
Net accretion of discount on United States Treasury Obligations	(98,411)	(86,022)	(724,537)
Net realized gain on United States Treasury Obligations	(332)	(579)	(21,003)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(36,413,662)	11,094,331	(5,988,514)
Change in operating receivables and liabilities:
Management fee payable	70,367	35,356	5,520
Other assets	—	—	4,921
Brokerage fee payable	5,390	1,326	296

Net cash provided by (used for) operating activities	4,481,591	(62,553,389)	(28,523,058)

Cash flows from financing activities:
Proceeds from sale of Shares	85,997,062	96,662,262	57,736,070
Redemption of Shares	(82,314,115)	(35,476,840)	(22,996,756)
Redemption of non-controlling interest	(2,185)	—	—
Cash distributions paid on Shares and General Shares	—	—	(484,008)

Net cash provided by financing activities	3,680,762	61,185,422	34,255,306

Net change in cash held by broker	8,162,353	(1,367,967)	5,732,248
Cash held by broker at beginning of period	8,153,241	9,521,208	3,788,960

Cash held by broker at end of period	$16,315,594	$8,153,241	$9,521,208

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Silver Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Silver Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™ (“DBLCI-OY SI ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index, or the Index Commodity, is silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $207,694,990 (or 100%) and $126,143,547 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,051,138 (or 6.77%) and $9,094,275 (or 7.21%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $733,609, of which $122,921 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $377,189, of which $52,554 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $242,603.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $26,264, of which $7,012 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $27,875, of which $1,622 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $32,413.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $14,051,138 and $9,094,275, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $16,315,594. As of December 31, 2009 the Fund held cash of $8,153,241. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $31,905,340 and a net unrealized depreciation position of $4,502,560, respectively.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2010, 2009 and 2008 the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$159,474,056	$122,492,866
Commodity Futures Contracts (Level 1)	$31,905,340	$(4,502,560)

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	2,200,000	$85,997,062	3,400,000	$96,662,262	2,000,000	$57,736,070
Shares Redeemed	(2,600,000)	(82,314,115)	(1,400,000)	(35,476,840)	(800,000)	(22,996,756)

Net Increase/(Decrease)	(400,000)	$3,682,947	2,000,000	$61,185,422	1,200,000	$34,739,314

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

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.22 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $483,999 was paid to Shareholders. On December 30, 2008, the Fund paid $0.22 per General Share, a total distribution of $8.80.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$30.02	$20.27	$27.83
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	24.85	9.86	(7.64)
Net investment income (loss)	(0.25)	(0.11)	0.30

Net income (loss)	24.60	9.75	(7.34)
Distributions of net investment income on Shares	—	—	(0.22)

Net increase (decrease)	24.60	9.75	(7.56)

Net asset value per Share, end of period	$54.62	$30.02	$20.27

Market value per Share, beginning of period	$30.09	$20.46	$27.79

Market value per Share, end of period	$54.51	$30.09	$20.46

Ratio to average Net Assets
Net investment income (loss)	(0.67)%	(0.42)%	1.11%
Total expenses	0.77%	0.54%	0.57%
Total Return, at net asset value	81.95%	48.10%	(26.37)%

Total Return, at market value	81.16%	47.07%	(25.58)%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 33 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% annually) of the daily net asset value of the Fund.

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $733,609 of which $610,688 had been paid at December 31, 2010. Management Fees of $122,921 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $26,264 of which $19,252 had been paid at December 31, 2010. Brokerage commissions of $7,012 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $377,189 of which $324,635 had been paid at December 31, 2009. Management Fees of $52,554 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $27,875 of which $26,253 had been paid at December 31, 2009. Brokerage commissions of $1,622 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $242,603 of which $225,405 had been paid at December 31, 2008. Management Fees of $17,198 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $32,413 of which $32,117 had been paid at December 31, 2008. Brokerage commissions of $296 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: March 14, 2011		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer