Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2011-03-14
CIK 1367306, 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33236

POWERSHARES DB BASE METALS FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $316,800,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 24,600,000

ii

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

Organization

PowerShares DB Base Metals Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Base Metals Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”) are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity (“Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in Alternative Futures Contracts as described above, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $512,031,119 (or 100%) and $711,886,566 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $37,364,735 (or 7.30%) and $48,620,958 (or 6.83%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2010:

Index Commodity	Fund Weight (%)
Aluminum	32.64
Zinc	31.65
Copper-Grade A	35.71

Closing Level as of December 31, 2010:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be selected for the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backward dated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backward dated market. Rolling in a contangoed market will tend to cause a drag on an Index Commodity’s contribution to the Fund’s return while rolling in a backward dated market will tend to cause a push on an Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2011 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2011, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2011 and July 2012. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which each of the Index Commodities trade may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global Aluminum market will be reduced after the close of the LME at 12:00 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

Although the LME does not currently impose speculative positions limits, the LME may from time-to-time impose speculative position limits on market participants, including the Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

It is possible that in the future, the LME may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future LME rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

If the LME imposed position limits and the Fund is approaching or has reached such position limits with respect to certain futures contracts comprising the Index, the Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index.

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

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBB”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in 3 commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	21.21%
Average rolling 3 month daily volatility	19.73%
Monthly return volatility	21.78%
Average annual volatility	18.94%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997**	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.86%
2004	20.85%
2005	18.18%
2006	32.26%
2007	20.35%
2008	28.81%
2009	29.14%
2010	23.76%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

**	As of September 3, 1997.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBB.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$23.80	$18.83
June 30, 2010	$23.45	$16.91
September 30, 2010	$21.94	$17.86
December 31, 2010	$24.43	$21.27

March 31, 2009	$13.33	$10.95
June 30, 2009	$16.38	$13.00
September 30, 2009	$18.98	$14.43
December 31, 2009	$22.74	$17.54

Holders

As of December 31, 2010, the Fund had 34,973 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	17,000,000	$19.70
Year Ended December 31, 2009	3,200,000	$14.80
Year Ended December 31, 2008	3,000,000	$20.59

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$429,836	$305,333	$1,493,654	$2,624,049
Net investment income/(loss)	$(2,863,648)	$(1,856,995)	$874,716	$2,176,430
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(1,452,216)	$195,822,504	$(43,111,847)	$(18,878,024)
Net Income (Loss)	$(4,315,864)	$193,965,509	$(42,237,131)	$(16,701,594)
Net Income (Loss) per Share	$1.85	$10.58	$(9.78)	$(2.04)
Distribution per Share	$—	$—	$0.28	$0.96
Net increase (decrease) in cash	$18,806,286	$(30,952,245)	$19,900,757	$11,049,488

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$512,031,119	$711,886,566	$33,443,339	$48,441,765
Shares NAV	$24.37	$22.52	$11.94	$22.00
General Shares NAV	$24.38	$22.53	$11.93	$22.00

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$72,350	$126,694	$107,592	$123,200
Net investment income/(loss)	$(941,408)	$(686,280)	$(539,610)	$(696,350)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(21,973,904)	$(93,049,305)	$64,192,828	$49,378,165
Net Income/(loss)	$(22,915,312)	$(93,735,585)	$63,653,218	$48,681,815
Increase/(decrease) in Net Asset Value	$(132,316,122)	$(187,482,789)	$56,354,824	$135,494,970
Net Income (Loss) per Share	$(0.07)	$(4.27)	$3.69	$2.50

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$12,595	$85,679	$112,133	$94,926
Net investment income	$(93,262)	$(350,880)	$(554,198)	$(858,655)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,620,563	$27,383,490	$62,249,245	$99,569,206
Net Income/(loss)	$6,527,301	$27,032,610	$61,695,047	$98,710,551
Increase/(decrease) in Net Asset Value	$83,181,823	$191,819,584	$78,528,197	$252,732,035
Net Income (Loss) per Share	$1.02	$2.16	$3.31	$4.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Base Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Base Metals Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires. The Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are aluminum, zinc and copper—Grade A. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (the “DBLCI-OY Industrial Metals TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

	Aggregate returns for index in the DBLCI-OY Industrial Metals TR™
Underlying Index	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Aluminum Indices	4.23%	15.57%	(36.85)%
DB Zinc Indices	10.63%	29.32%	(28.64)%
DB Copper—Grade A Indices	20.02%	19.56%	(51.84)%

AGGREGATE RETURN	11.44%	22.20%	(38.37)%

	Aggregate returns for index in the DBLCI-OY Industrial Metals TR™
Underlying Index	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
DB Aluminum Indices	6.20%	32.58%	(38.78)%
DB Zinc Indices	(7.41)%	97.61%	(48.34)%
DB Copper—Grade A Indices	29.82%	133.81%	(52.10)%

AGGREGATE RETURN	8.87%	88.80%	(44.52)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Industrial Metals TR™. The only difference between the Index and the DBLCI-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Industrial Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $142.4 million, $(443.2) million and $(7.4) million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $1,458.5 million was paid to purchase United States Treasury Obligations and $1,556.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,285.6 million was paid to purchase United States Treasury Obligations and $785.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $343.1 million was paid to purchase United States Treasury Obligations and $358.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $91.0 million, increased by $177.8 million and decreased by $21.1 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(123.6) million, $412.3 million and $27.3 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $211.3 million, $459.6 million and $89.8 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (the “DBLCI-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBB, DBBNV AND DBBMIX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 8.58% from $22.50 per Share to $24.43 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $16.91 per Share (-24.84%) on June 7, 2010 to a high of $24.43 per Share (+8.58%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 8.58%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 88.92% from $11.91 per Share to $22.50 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $10.95 per Share (-8.06%) on February 23, 2009 to a high of $22.74 per Share (+90.93%) on December 28, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 88.92%.

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 45.62% from $21.90 per Share to $11.91 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $27.90 per Share (+27.40%) on March 5, 2008 to a low of $11.09 per

Share (-49.36%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -44.34%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 8.21% from $22.52 per Share to $24.37 per Share. Appreciation in futures contract prices for aluminum and copper during the Year Ended December 31, 2010 more than offset depreciation in futures contract prices for Zinc and contributed to an overall 8.87% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 8.21%.

Net loss for the Year Ended December 31, 2010 was $4.3 million, resulting from $0.4 million of interest income, net realized gains of $89.5 million, net unrealized losses of $90.9 million and operating expenses of $3.3 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 88.61% from $11.94 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2009 contributed to an overall 88.80% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 88.61%.

Net income for the Year Ended December 31, 2009 was $194.0 million, resulting from $0.3 million of interest income, net realized gains of $18.0 million, net unrealized gains of $177.8 million and operating expenses of $2.1 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 45.73% from $22.00 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2008 contributed to an overall 44.52% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -44.45%.

Net loss for the Year Ended December 31, 2008 was $42.2 million, resulting from $1.5 million of interest income, net realized losses of $22.0 million, net unrealized losses of $21.1 million and operating expenses of $0.6 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 11.55% from $21.90 per Share to $24.43 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $21.27 per Share (-2.88%) on November 23, 2010 to a high of $24.43 per Share (+11.55%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 11.55%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 23.09% from $18.28 per Share to $22.50 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $17.54 per Share (-4.05%) on October 2, 2009 to a high of $22.74 per Share (+24.40%) on December 28, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was +23.09%.

On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 39.45% from $19.67 per Share to $11.91 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $19.40 per Share (-1.37%) on October 1, 2008 to a low of $11.09 per Share (-43.62%) on December 18, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was -38.03%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 11.43% from $21.87 per Share to $24.37 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2010 contributed to an overall 11.44% increase in the level of the DBLCI-OY Industrial Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.43%.

Net income for the Three Months Ended December 31, 2010 was $48.7 million, resulting from $0.1 million of interest income, net realized gains of $14.4 million, net unrealized gains of $35.0 million and operating expenses of $0.8 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 22.19% from $18.43 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2009 contributed to an overall 22.20% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was 22.19%.

Net income for the Three Months Ended December 31, 2009 was $98.7 million, resulting from $0.1 million of interest income, net realized gains of $35.7 million, net unrealized gains of $63.8 million and operating expenses of $.9 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 39.67% from $19.79 per Share to $11.94 per Share. Falling futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2008 contributed to an overall 38.37% decrease in the level of the DBLCI-OY Industrial Metals TR™. On December 30, 2008, the Fund made a $0.28 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was -38.25%.

Net loss for the Three Months Ended December 31, 2008 was $25.4 million, resulting from $0.1 million of interest income, net realized losses of $16.2 million, net unrealized losses of $9.2 million and operating expenses of $.08 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$512,031,119	1.81%	$21,601,957	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$711,886,566	2.12%	$31,592,765	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010 by Index Commodity:

Aluminum

The price of aluminum is volatile. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demand, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

Zinc

The price of zinc is volatile and is affected by numerous factors. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) is dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

Copper

The price of copper is volatile. The price of copper is primarily affected by the global demand for and supply of copper. Demand for copper is significantly influenced by the level of global industrial economic activity. Industrial sectors which are particularly important include the electrical and construction sectors. In recent years demand has been supported by strong consumption from newly industrializing countries, which continue to be in a copper-intensive period of economic growth as they develop their infrastructure (such as China). An additional, but highly volatile, component of demand is adjustments to inventory in response to changes in economic activity and/or pricing levels. Apart from the United States, Canada and Australia, the majority of copper concentrate supply (the raw material) comes from outside the Organization for Economic Cooperation and Development countries. Chile is the largest producer of copper concentrate. In previous years, copper supply has been affected by strikes, financial problems and terrorist activity. Output has fallen particularly sharply in the “African Copperbelt” and in Bougainville, Papua New Guinea. Any political turmoil in these countries may cause copper supply to fall.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Base Metals Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund:

We have audited PowerShares DB Base Metals Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Base Metals Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Base Metals Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $434,940,130 and $531,954,120 respectively)	$434,960,364	$531,965,141
Cash held by broker (restricted $0, and $30,664,456, respectively)	18,806,286	30,664,456
Net unrealized appreciation on futures contracts	58,264,469	149,256,969

Deposits with broker	512,031,119	711,886,566

Total assets	$512,031,119	$711,886,566

Liabilities
Payable to broker	$—	$71,824,777
Management fee payable	290,026	371,745
Brokerage fee payable	7,149	6,983

Total liabilities	297,175	72,203,505

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated deficit	(25)	(99)

Total General shares	975	901

Shares:
Paid in capital - 21,000,000 and 28,400,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	383,918,048	507,550,326
Accumulated earnings	127,814,921	132,130,933

Total Shares	511,732,969	639,681,259

Total shareholders’ equity	511,733,944	639,682,160

Non-controlling interest in subsidiary - related party	—	901

Total equity	511,733,944	639,683,061

Total liabilities and equity	$512,031,119	$711,886,566

Net asset value per share
General shares	$24.38	$22.53
Shares	$24.37	$22.52

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	3.91%	$19,999,960	$20,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	10.94	55,999,496	56,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	8.40	42,999,140	43,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	23.35	119,495,579	119,500,000
U.S. Treasury Bills, 0.125% due February 3, 2011	14.07	71,994,600	72,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	2.83	14,498,593	14,500,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.17	5,999,172	6,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	0.59	2,999,514	3,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	0.29	1,499,700	1,500,000
U.S. Treasury Bills, 0.145% due March 10, 2011	3.13	15,996,480	16,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	7.43	37,991,526	38,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.47	7,498,080	7,500,000
U.S. Treasury Bills, 0.18% due March 31, 2011	7.42	37,988,524	38,000,000

Total United States Treasury Obligations
(cost $434,940,130)	85.00%	$434,960,364

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (2,713 contracts, settlement date September 19, 2011)	1.18%	$6,011,919
Copper (772 contracts, settlement date March 14, 2011)	9.94	50,847,262
Zinc (2,667 contracts, settlement date May 16, 2011)	0.27	1,405,288

Net Unrealized Appreciation on Futures Contracts	11.39%	$58,264,469

Net unrealized appreciation is comprised of unrealized gains of $59,524,150 and unrealized losses of $1,259,681.

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	1.56%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.13	19,999,880	20,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	6.72	42,999,441	43,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	2.89	18,499,611	18,500,000
U.S. Treasury Bills, 0.025% due February 4, 2010	9.22	58,998,230	59,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	6.64	42,498,428	42,500,000
U.S. Treasury Bills, 0.065% due February 18, 2010	0.94	5,999,814	6,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	12.04	76,995,303	77,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	14.77	94,493,007	94,500,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.28	20,998,278	21,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	5.63	35,996,364	36,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	7.43	47,495,060	47,500,000
U.S. Treasury Bills, 0.11% due April 1, 2010	8.91	56,991,735	57,000,000

Total United States Treasury Obligations
(cost $531,954,120)	83.16%	$531,965,141

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (3,693 contracts, settlement date November 15, 2010)	4.11%	$26,288,656
Copper (1,150 contracts, settlement date March 15, 2010)	9.15	58,540,481
Zinc (3,455 contracts, settlement date May 17, 2010)	10.07	64,427,832

Net Unrealized Appreciation on Futures Contracts	23.33%	$149,256,969

Net unrealized appreciation is comprised of unrealized gains of $149,416,350 and unrealized losses of $159,381.

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statements of Income and Expenses

For the Year Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income, net	$429,836	$305,333	$1,493,654

Expenses
Management Fee	3,242,004	2,116,853	614,497
Brokerage Commissions and Fees	51,480	45,475	4,441

Total Expenses	3,293,484	2,162,328	618,938

Net investment income (loss)	(2,863,648)	(1,856,995)	874,716

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	2,887	(352)	57,103
Futures	89,528,184	18,046,450	(22,109,391)

Net realized gain (loss)	89,531,071	18,046,098	(22,052,288)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	9,213	13,268	(24,252)
Futures	(90,992,500)	177,763,138	(21,035,307)

Net change in unrealized gain (loss)	(90,983,287)	177,776,406	(21,059,559)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1,452,216)	195,822,504	(43,111,847)

Net Income (Loss)	$(4,315,864)	$193,965,509	$(42,237,131)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(74)	(424)	523

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$(4,315,938)	$193,965,085	$(42,236,608)

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061
Sale of Shares					9,600,000	211,337,694		211,337,694	211,337,694		211,337,694
Redemption of Shares					(17,000,000)	(334,969,972)		(334,969,972)	(334,969,972)		(334,969,972)
Net Income (Loss)
Net investment income (loss)			49	49			(2,863,746)	(2,863,746)	(2,863,697)	49	(2,863,648)
Net realized gain (loss) on United States Treasury Obligations and Futures			(1,535)	(1,535)			89,534,141	89,534,141	89,532,606	(1,535)	89,531,071
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			1,560	1,560			(90,986,407)	(90,986,407)	(90,984,847)	1,560	(90,983,287)

Net Income (Loss)			74	74			(4,316,012)	(4,316,012)	(4,315,938)	74	(4,315,864)

Redemption of non-controlling interest			—	—			—	—	—	(975)	(975)

Balance at December 31, 2010	40	$1,000	$(25)	$975	21,000,000	$383,918,048	$127,814,921	$511,732,969	$511,733,944	$—	$511,733,944

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422
Sale of Shares					28,800,000	459,641,568		459,641,568	459,641,568		459,641,568
Redemption of Shares					(3,200,000)	(47,345,438)		(47,345,438)	(47,345,438)		(47,345,438)
Net Income
Net investment loss			(5)	(5)			(1,856,985)	(1,856,985)	(1,856,990)	(5)	(1,856,995)
Net realized gain (loss) on United States Treasury Obligations and Futures			(100)	(100)			18,046,298	18,046,298	18,046,198	(100)	18,046,098
Net change in unrealized gain on United States Treasury Obligations and Futures			529	529			177,775,348	177,775,348	177,775,877	529	177,776,406

Net Income			424	424			193,964,661	193,964,661	193,965,085	424	193,965,509

Balance at December 31, 2009	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$(120)	$880	2,200,000	$67,214,352	$(18,813,512)	$48,400,840	$48,401,720	$1,000	$48,402,720
Sale of Shares					3,600,000	89,803,186		89,803,186	89,803,186		89,803,186
Redemption of Shares					(3,000,000)	(61,763,342)		(61,763,342)	(61,763,342)		(61,763,342)
Net Loss
Net investment income			10	10			874,700	874,700	874,710	6	874,716
Net realized loss on United States Treasury Obligations and Futures			(304)	(304)			(22,051,688)	(22,051,688)	(22,051,992)	(296)	(22,052,288)
Net change in unrealized loss on United States Treasury Obligations and Futures			(98)	(98)			(21,059,228)	(21,059,228)	(21,059,326)	(233)	(21,059,559)

Net Loss			(392)	(392)			(42,236,216)	(42,236,216)	(42,236,608)	(523)	(42,237,131)

Distributions of net investment income ($0.28 per Share)			(11)	(11)			(784,000)	(784,000)	(784,011)	—	(784,011)

Balance at December 31, 2008	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$(4,315,864)	$193,965,509	$(42,237,131)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,458,525,016)	(1,285,645,010)	(343,110,406)
Proceeds from securities sold and matured	1,555,975,704	784,996,900	358,409,132
Net accretion of discount on United States Treasury Obligations	(433,811)	(306,852)	(1,401,999)
Net realized (gain) loss on United States Treasury Obligations	(2,887)	352	(57,103)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	90,983,287	(177,776,406)	21,059,559
(Increase) decrease in restricted cash	30,664,456	(30,664,456)	—
Change in operating receivables and liabilities:
Payable to broker	(71,824,777)	71,824,777	—
Management fee payable	(81,719)	350,413	(9,462)
Brokerage fee payable	166	6,398	(7,666)

Net cash provided by (used for) operating activities	142,439,539	(443,248,375)	(7,355,076)

Cash flows from financing activities:
Proceeds from sale of Shares	211,337,694	459,641,568	89,803,186
Redemption of Shares	(334,969,972)	(47,345,438)	(61,763,342)
Redemption of non-controlling interest	(975)	—	—
Cash distributions paid on Shares and General Shares	—	—	(784,011)

Net cash provided by (used for) financing activities	(123,633,253)	412,296,130	27,255,833

Net change in cash held by broker	18,806,286	(30,952,245)	19,900,757
Unrestricted Cash held by broker at beginning of period	—	30,952,245	11,051,488

Unrestricted Cash held by broker at end of period	$18,806,286	$—	$30,952,245

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Base Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Base Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (“DBLCI-OY Industrial Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (the “Index Commodities”), are aluminum, zinc and copper—Grade A. The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $512,031,119 (or 100%) and $711,886,566 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $37,364,735 (or 7.30%) and $48,620,958 (or 6.83%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,242,004, of which $290,026 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $2,116,853, of which $371,745 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $614,497.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $51,480, of which $7,149 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $45,475 of which $6,983 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $4,441.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $37,364,735 and $48,620,958, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $18,806,286. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $30,664,456, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2010, the Fund did not have a payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $149,256,969 of which the Fund utilized $71,824,777 to purchase United States Treasury Obligations.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $58,264,469 and $149,256,969, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$434,960,364	$531,965,141
Commodity Futures Contracts (Level 1)	$58,264,469	$149,256,969

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	9,600,000	$211,337,694	28,800,000	$459,641,568	3,600,000	$89,803,186
Shares Redeemed	(17,000,000)	$(334,969,972)	(3,200,000)	$(47,345,438)	(3,000,000)	$(61,763,342)

Net Increase/ (Decrease)	(7,400,000)	$(123,632,278)	25,600,000	$412,296,130	600,000	$28,039,844

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

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.28 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $784,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.28 per General Share, a total distribution of $11.20.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$22.52	$11.94	$22.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.99	10.69	(10.02)
Net investment income (loss)	(0.14)	(0.11)	0.24

Net income (loss)	1.85	10.58	(9.78)
Distributions of net investment income on Shares	—	—	(0.28)

Net increase (decrease)	1.85	10.58	(10.06)

Net asset value per Share, end of period	$24.37	$22.52	$11.94

Market value per Share, beginning of period	$22.50	$11.91	$21.90

Market value per Share, end of period	$24.43	$22.50	$11.91

Ratio to average Net Assets
Net investment income (loss)	(0.66)%	(0.65)%	1.07%
Total expenses	0.76%	0.76%	0.76%
Total Return, at net asset value	8.21%	88.61%	(44.45)%

Total Return, at market value	8.58%	88.92%	(44.34)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	46	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	44	Principal Financial Officer
Martin Kremenstein	34	Chief Operating Officer, Chief Investment Officer, Director and Member of the

Name	Age	Position
		Board of Managers
Alex Depetris	30	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $3,242,004 of which $2,951,978 had been paid at December 31, 2010. Management Fees of $290,026 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $51,480 of which $44,331 had been paid at December 31, 2010. Brokerage commissions of $7,149 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $2,116,853 of which $1,745,108 had been paid at December 31, 2009. Management Fees of $371,745 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage fees of $45,475 of which $38,492 had been paid at December 31, 2009. Brokerage fees of $6,983 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $614,497 of which $593,165 had been paid at December 31, 2008. Management Fees of $21,332 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage fees of $4,441 of which $3,856 had been paid at December 31, 2008. Brokerage fees of $585 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

See Item 11

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Dated: March 14, 2011