Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2011-03-14
CIK 1367306, 1383055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33231

POWERSHARES DB GOLD FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778067
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $239,274,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 5,600,000

i

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

ii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Gold Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index (the “Index Commodity”), is gold. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $331,508,565 (or 100%) and $194,392,867 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,118,300 (or 4.26%) and $8,838,817 (or 4.55%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be selected for the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backward dated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backward dated market. Rolling in a contangoed market will tend to cause a drag on the Index Commodity’s contribution to the Fund’s return while rolling in a backward dated market will tend to cause a push on the Index Commodity’s contribution to the Fund’s return.

The Deutsche Bank Liquid Commodity Index–Optimum Yield Gold is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodity is traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the trading hours for the futures exchanges on which the Index Commodity is traded may not necessarily coincide during all of this time. For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodity is traded is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Gold, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for the Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Legend:

[1]	“COMEX” means the Commodity Exchange Inc., New York, or its successor.
[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodity, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

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

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DGL.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.19%
Average rolling 3 month daily volatility	14.04%
Monthly return volatility	14.95%
Average annual volatility	14.13%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009	18.40%
2010	13.28%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DGL.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$41.25	$37.99
June 30, 2010	$44.80	$40.20
September 30, 2010	$46.43	$41.23
December 31, 2010	$50.35	$46.60

Quarter ended	High	Low
March 31, 2009	$36.13	$29.50
June 30, 2009	$35.49	$31.43
September 30, 2009	$36.62	$32.82
December 31, 2009	$43.59	$35.93

Holders

As of December 31, 2010, the Fund had 7,168 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

On December 30, 2008, the Fund paid $0.26 per General Share, to the Managing Owner, a total distribution of $10.40. On December 30, 2008, the Fund paid $0.26 per Share to each Shareholder of record on December 17, 2008, a total distribution of $624,000. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	1,800,000	$41.24
Year Ended December 31, 2009	800,000	$34.88
Year Ended December 31, 2008	1,800,000	$32.15

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended			Period Ended December 31, 2007
	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$254,010	$161,516	$1,097,907	$1,174,702
Net investment income (loss)	$(1,476,569)	$(511,044)	$690,910	$1,032,838
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$57,141,993	$26,083,604	$2,161,236	$6,943,605
Net Income (Loss)	$55,665,424	$25,572,560	$2,852,146	$7,976,443
Net Income (Loss) per Share	$10.93	$7.09	$0.89	$7.36
Distribution per Share	$—	$—	$0.26	$0.81
Net increase (decrease) in cash	$32,656,223	$(33,461,910)	$33,461,910	$(2,000)

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$331,508,565	$194,392,867	$83,693,739	$45,642,633
Shares NAV	$50.20	$39.27	$32.18	$31.55
General Shares NAV	$50.20	$39.28	$32.18	$31.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$27,349	$51,825	$77,779	$97,057
Net investment income (loss)	$(286,217)	$(275,410)	$(388,683)	$(526,259)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,525,510	$17,508,846	$11,943,796	$25,163,841
Net Income/(Loss)	$2,239,293	$17,233,436	$11,555,113	$24,637,582
Increase/(decrease) in Net Asset Value	$(21,635,011)	$80,374,654	$48,143,981	$43,748,862
Net Income (Loss) per Share	$0.49	$4.57	$2.05	$3.82

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$29,392	$43,180	$53,327	$35,617
Net investment income (loss)	$(91,750)	$(109,514)	$(124,779)	$(185,001)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$3,448,778	$(79,165)	$11,112,110	$11,601,881
Net Income/(Loss)	$3,357,028	$(188,679)	$10,987,331	$11,416,880
Increase/(decrease) in Net Asset Value	$16,938,630	$26,625,447	$17,804,739	$35,632,594
Net Income (Loss) per Share	$1.35	$(0.05)	$2.78	$3.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Gold Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Gold Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or the processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires. The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

The sponsor of the Index (the “Index Sponsor”) is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

Under the Trust Agreement of the Trust, Wilmington Trust Company, the Trustee of the Trust , has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2010, 2009 and 2008 (herein referred to as the “Three Months Ended December 31, 2010,” the “Three Months Ended December 31, 2009” and the “Three Months Ended December 31, 2008,” respectively), the years ended December 31, 2010, 2009 and 2008 (herein referred to as the “Year Ended December 31, 2010,” the “Year Ended December 31, 2009” and the “Year Ended December 31, 2008,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Total Return™ (the “DBLCI-OY Gold TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

Underlying Index	Aggregate returns for index in the DBLCI-OY Gold TR™
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Gold	8.45%	8.53%	(0.06)%

AGGREGATE RETURN	8.45%	8.53%	(0.06)%

Underlying Index	Aggregate returns for index in the DBLCI-OY Gold TR™
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
DB Gold	28.92%	22.95%	3.15%

AGGREGATE RETURN	28.92%	22.95%	3.15%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY GC TR™. The only difference between the Index and the DBLCI-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY GC TR™ does include such a component. The difference between the Index and the DBLCI-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $62.3 million, $104.9 million and $3.2 million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $913.7 million was paid to purchase United States Treasury Obligations and $798.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $527.8 million was paid to purchase United States Treasury Obligations and $396.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $277.5 million was paid to purchase United States Treasury Obligations and $277.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $11.5 million, and increased by $12.2 million and $3.5 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $95.0 million, $71.4 million and $36.6 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $169.2 million, $99.3 million and $95.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (the “DBLCI-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 27.89% from $39.22 per Share to $50.16 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $50.35 per Share (+28.38%) on December 6, 2010. Therefore, the total return for the Fund, on a market value basis was 27.89%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 22.03% from $32.14 per Share to $39.22 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $43.59 per Share (+35.63%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 22.03%.

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share increased 1.77% from $31.58 per Share to $32.14 per Share. The Share price low and high for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $26.46 per Share (-16.21%) on November 12, 2008 to a high of $37.42 per Share (+18.49%) on March 17, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 2.60%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 27.83% from $39.27 per Share to $50.20 per Share. Appreciation in the price of gold futures contracts during the Year Ended December 31, 2010 contributed to an overall 28.92% increase in the level of the DBLCI-OY GC TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 27.83%.

Net income for the Year Ended December 31, 2010 was $55.7 million, resulting from $0.3 million of interest income, net realized gains of $68.6 million, net unrealized losses of $11.5 million and operating expenses of $1.7 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 22.03% from $32.18 per Share to $39.27 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2009, contributed to a 22.95% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 22.03%.

Net income for the Year Ended December 31, 2009 was $25.6 million, resulting from $0.2 million of interest income, net realized gain of $13.9 million, unrealized gain of $12.2 million, and operating expenses of $0.7 million.

For the Year Ended December 31, 2008, the net asset value of each Share increased 2.00% from $31.55 per Share to $32.18 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2008, contributed to a 3.15% increase in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund, on a net asset value basis, including the above noted distribution, was 2.82%.

Net income for the Year Ended December 31, 2008 was $2.9 million, resulting from $1.1 million of interest income, net realized loss of $1.3 million, unrealized gain of $3.5 million, and operating expenses of $0.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 8.15% from $46.38 per Share to $50.16 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $46.60 per Share (+0.47%) on October 4, 2010 to a high of $50.35 per Share (+8.56%) on December 6, 2010. Therefore, the total return for the Fund, on a market value basis was 8.15%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 8.16% from $36.26 per Share to $39.22 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $35.93 per Share (-0.91%) on October 1, 2009 to a high of $43.59 per Share (+20.22%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was 8.16%.

On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 0.09% from $32.17 per Share to $32.14 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $34.00 per Share (+5.69%) on October 9, 2008 to a low of $26.46 per Share (-17.75%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution, was 0.71%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 8.24% from $46.38 per Share to $50.20 per Share. Appreciation in the price of gold futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 8.45% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 8.24%.

Net income for the Three Months Ended December 31, 2010 was $24.6 million, resulting from $0.1 million of interest income, net realized gains of $25.8 million, net unrealized losses of $0.7 million and operating expenses of $0.6 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 8.30% from $36.26 per Share to $39.27 per Share. Appreciation in prices for gold futures contracts during the Three Months Ended December 31, 2009, contributed to an 8.53% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 8.30%.

Net income for the Three Months Ended December 31, 2009 was $11.5 million, resulting from $0.1 million of interest income, net realized gain of $1.7 million, unrealized gain of $9.9 million, and operating expenses of $0.2 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 0.98% from $32.50 per Share to $32.18 per Share. Falling prices for gold futures contracts during the Three Months Ended December 31, 2008, contributed to a 0.06% decrease in the level of the DBLCI-OY GC TR™. On December 30, 2008, the Fund made a $0.26 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -0.18%.

Net income for the Three Months Ended December 31, 2008 was $3.5 million, resulting from $0.1 million of interest income, net realized loss of $2.0 million, unrealized gain of $5.5 million, and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$331,508,565	1.01%	$7,782,065	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$194,392,867	1.34%	$5,627,693	5

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2010 relating to the Index Commodity is as follows:

Gold

The price of gold is volatile and is affected by numerous factors. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks, other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Gold Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund:

We have audited PowerShares DB Gold Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Gold Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Gold Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Gold Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $288,439,987 and $172,487,720, respectively)	$288,453,722	$172,492,067
Cash held by broker	32,656,223	—
Net unrealized appreciation on futures contracts	10,398,620	21,900,800

Deposits with broker	331,508,565	194,392,867

Total assets	$331,508,565	$194,392,867

Liabilities
Payable to broker	$—	$13,645,890
Management fee payable	206,603	79,290
Brokerage fee payable	4,945	3,156

Total liabilities	211,548	13,728,336

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	1,008	571

Total General shares	2,008	1,571

Shares:
Paid in capital - 6,600,000 and 4,600,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	240,826,494	145,857,424
Accumulated earnings	90,468,515	34,803,965

Total Shares	331,295,009	180,661,389

Total shareholders’ equity	331,297,017	180,662,960

Non-controlling interest in subsidiary - related party	—	1,571

Total equity	331,297,017	180,664,531

Total liabilities and equity	$331,508,565	$194,392,867

Net asset value per share
General shares	$50.20	$39.28
Shares	$50.20	$39.27

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	1.81%	$5,999,988	$6,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	1.81	5,999,946	6,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	1.96	6,499,870	6,500,000
U.S. Treasury Bills, 0.065% due January 27, 2011	5.13	16,999,371	17,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	20.22	66,993,501	67,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	11.47	37,994,756	38,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	0.30	999,838	1,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	14.18	46,990,600	47,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	4.53	14,996,700	15,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	10.87	35,991,972	36,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	12.98	42,988,992	43,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	1.81	5,998,188	6,000,000

Total United States Treasury Obligations (cost $288,439,987)	87.07%	$288,453,722

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (2,324 contracts, settlement date August 29, 2011)	3.14%	$10,398,620

Net Unrealized Appreciation on Futures Contracts	3.14%	$10,398,620

Net unrealized appreciation is comprised entirely of unrealized gains of $10,398,620.

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	8.30%	$14,999,985	$15,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	3.32	5,999,964	6,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	3.60	6,499,916	6,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.20	12,999,727	13,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	21.03	37,998,594	38,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	16.05	28,999,101	29,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	13.28	23,998,536	24,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	11.07	19,998,520	20,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	3.88	6,999,426	7,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	4.43	7,999,168	8,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	3.32	5,999,130	6,000,000

Total United States Treasury Obligations (cost $172,487,720)	95.48%	$172,492,067

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,636 contracts, settlement date April 28, 2010)	12.12	21,900,800

Net Unrealized Appreciation on Futures Contracts	12.12%	$21,900,800

Net unrealized appreciation is comprised of unrealized gains of $22,627,130 and unrealized losses of $726,330.

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$254,010	$161,516	$1,097,907

Expenses
Management Fee	1,649,412	644,500	352,356
Brokerage Commissions and Fees	81,167	28,060	54,641

Total Expenses	1,730,579	672,560	406,997

Net investment income (loss)	(1,476,569)	(511,044)	690,910

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(205)	(1,171)	50,324
Futures	68,634,990	13,917,850	(1,349,613)

Net realized gain (loss)	68,634,785	13,916,679	(1,299,289)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	9,388	(455)	(1,155)
Futures	(11,502,180)	12,167,380	3,461,680

Net change in unrealized gain (loss)	(11,492,792)	12,166,925	3,460,525

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	57,141,993	26,083,604	2,161,236

Net Income (Loss)	$55,665,424	$25,572,560	$2,852,146

Less: net income attributed to the non-controlling interest in subsidiary - related party	(437)	(284)	(287)

Net Income Attributable to PowerShares DB Gold Fund	$55,664,987	$25,572,276	$2,851,859

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531
Sale of Shares					3,800,000	169,204,422		169,204,422	169,204,422		169,204,422
Redemption of Shares					(1,800,000)	(74,235,352)		(74,235,352)	(74,235,352)		(74,235,352)
Net Income
Net investment loss			(12)	(12)			(1,476,545)	(1,476,545)	(1,476,557)	(12)	(1,476,569)
Net realized gain on United States Treasury Obligations and Futures			539	539			68,633,707	68,633,707	68,634,246	539	68,634,785
Net change in unrealized loss on United States Treasury Obligations and Futures			(90)	(90)			(11,492,612)	(11,492,612)	(11,492,702)	(90)	(11,492,792)

Net Income			437	437			55,664,550	55,664,550	55,664,987	437	55,665,424

Redemption of non-controlling interest			—	—			—	—	—	(2,008)	(2,008)

Balance at December 31, 2010	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017	$—	$331,297,017

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121
Sale of Shares					2,800,000	99,334,292		99,334,292	99,334,292		99,334,292
Redemption of Shares					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)		(27,905,442)
Net Income
Net investment loss			(5)	(5)			(511,034)	(511,034)	(511,039)	(5)	(511,044)
Net realized gain on United States Treasury Obligations and Futures			171	171			13,916,337	13,916,337	13,916,508	171	13,916,679
Net change in unrealized gain on United States Treasury Obligations and Futures			118	118			12,166,689	12,166,689	12,166,807	118	12,166,925

Net Income			284	284			25,571,992	25,571,992	25,572,276	284	25,572,560

Balance at December 31, 2009	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$262	$1,262	1,400,000	$37,170,860	$7,004,149	$44,175,009	$44,176,271	$1,000	$44,177,271
Sale of Shares					3,000,000	95,134,198		95,134,198	95,134,198		95,134,198
Redemption of Shares					(1,800,000)	(57,876,484)		(57,876,484)	(57,876,484)		(57,876,484)
Net Income
Net investment income			13	13			690,867	690,867	690,880	30	690,910
Net realized loss on United States Treasury Obligations and Futures			(3)	(3)			(1,299,283)	(1,299,283)	(1,299,286)	(3)	(1,299,289)
Net change in unrealized gain on United States Treasury Obligations and Futures			25	25			3,460,240	3,460,240	3,460,265	260	3,460,525

Net Income			35	35			2,851,824	2,851,824	2,851,859	287	2,852,146

Distributions of net investment income ($0.26 per Share)			(10)	(10)			(624,000)	(624,000)	(624,010)	—	(624,010)

Balance at December 31, 2008	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income	$55,665,424	$25,572,560	$2,852,146
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(913,694,538)	(527,831,771)	(277,503,383)
Proceeds from securities sold and matured	797,996,076	395,998,003	277,405,815
Net accretion of discount on United States Treasury Obligations	(254,010)	(161,516)	(984,335)
Net realized (gain) loss on United States Treasury Obligations	205	1,171	(50,324)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	11,492,792	(12,166,925)	(3,460,525)
Change in operating receivables and liabilities:
Payable to broker	(13,645,890)	13,645,890	(1,448,582)
Management fee payable	127,313	49,098	13,412
Other assets	—	—	3,556
Brokerage fee payable	1,789	2,730	426

Net cash used for operating activities	(62,310,839)	(104,890,760)	(3,171,794)

Cash flows from financing activities:
Proceeds from sale of Shares	169,204,422	99,334,292	95,134,198
Redemption of Shares	(74,235,352)	(27,905,442)	(57,876,484)
Redemption of non-controlling interest	(2,008)	—	—
Cash distributions paid on Shares and General Shares	—	—	(624,010)

Net cash provided by financing activities	94,967,062	71,428,850	36,633,704

Net change in cash held by broker	32,656,223	(33,461,910)	33,461,910
Cash held by broker at beginning of period	—	33,461,910	—

Cash held by broker at end of period	$32,656,223	$—	$33,461,910

See accompanying notes to financial statements.

.

PowerShares DB Gold Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Gold Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Gold Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Gold Excess Return™ (“DBLCI-OY GC ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index, or the Index Commodity, is gold. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $331,508,565 (or 100%) and $194,392,867 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,118,300 (or 4.26%) and $8,838,817 (or 4.55%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,649,412, of which $206,603 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $644,500, of which $79,290 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $352,356.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $81,167, of which $4,945 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $28,060, of which $3,156 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $54,641.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the expected life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 was $14,118,300 and $8,838,817, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2010, the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $21,900,800 of which the Fund utilized $13,645,890 to purchase United States Treasury Obligations.

(g) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $32,656,223. As of December 31, 2009 the Fund held no cash. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $10,398,620 and $21,900,800, respectively.

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

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract by contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2010, 2009 and 2008.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c). Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$288,453,722	$172,492,067
Commodity Futures Contracts (Level 1)	$10,398,620	$21,900,800

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares Year Ended December 31, 2010	Paid in Capital Year Ended December 31, 2010	Shares Year Ended December 31, 2009	Paid in Capital Year Ended December 31, 2009	Shares Year Ended December 31, 2008	Paid in Capital Year Ended December 31, 2008
Shares Sold	3,800,000	$169,204,422	2,800,000	$99,334,292	3,000,000	$95,134,198
Shares Redeemed	(1,800,000)	(74,235,352)	(800,000)	(27,905,442)	(1,800,000)	(57,876,484)

Net Increase	2,000,000	$94,969,070	2,000,000	$71,428,850	1,200,000	$37,257,714

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

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.26 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $624,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.26 per General Share, a total distribution of $10.40.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$39.27	$32.18	$31.55

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	11.23	7.23	0.58
Net investment income (loss)	(0.30)	(0.14)	0.31

Net income	10.93	7.09	0.89
Distributions of net investment income on Shares	—	—	(0.26)

Net increase	10.93	7.09	0.63

Net asset value per Share, end of period	$50.20	$39.27	$32.18

Market value per Share, beginning of period	$39.22	$32.14	$31.58

Market value per Share, end of period	$50.16	$39.22	$32.14

Ratio to average Net Assets
Net investment income (loss)	(0.67)%	(0.40)%	0.98%
Total expenses	0.78%	0.52%	0.58%
Total Return, at net asset value	27.83%	22.03%	2.82%

Total Return, at market value	27.89%	22.03%	2.60%

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

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $1,649,412 of which $1,442,809 had been paid at December 31, 2010. Management Fees of $206,603 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $81,167 of which $76,222 had been paid at December 31, 2010. Brokerage commissions of $4,945 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $644,500 of which $565,210 had been paid at December 31, 2009. Management Fees of $79,290 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $28,060 of which $24,904 had been paid at December 31, 2009. Brokerage commissions of $3,156 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $352,356 of which $322,164 had been paid at December 31, 2008. Management Fees of $30,192 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $54,641 of which $54,215 had been paid at December 31, 2008. Brokerage commissions of $426 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

[1]	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
[2]	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Dated: March 14, 2011