Form 10-K
period 2010-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2011-03-14
CIK 1367306, 1383057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33244

POWERSHARES DB PRECIOUS METALS FUND

(A Series of PowerShares DB Multi-Sector Commodity Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778065
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $278,850,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 6,200,000

i

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

Organization

PowerShares DB Precious Metals Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Precious Metals Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index (the “Index Commodities”), are gold and silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $404,445,275 (or 100%) and $273,306,954 (or 100%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,391,738 (or 4.79%) and $14,052,617 (or 5.14%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on December 2, 1988 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2010:

Index Commodity	Fund Weight (%)
Gold	78.24
Silver	21.76

Closing Level as at December 31, 2010:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.001 per round-turn trade1 for the Years Ended December 31, 2010, 2009 and 2008.

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

As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in both commodities included in the Index (gold and silver, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in certain commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

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

The NYSE Arca May Halt Trading in the Shares of the Fund Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBP”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

Although past performance is not necessarily indicative of future results, the Fund’s performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund. Likewise, the Index has a history that might (or might not) be indicative of future Index results, or of the future performance of the Fund. Therefore, you will have to make your decision to invest in the Fund without relying on the Fund’s past performance history or the Index’s closing level history.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index is concentrated in terms of the number of commodities represented. The Fund is concentrated in two commodities. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.35%
Average rolling 3-month daily volatility	15.22%
Monthly return volatility	16.00%
Average annual volatility	15.18%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	11.17%
1989	13.57%
1990	16.71%
1991	13.63%
1992	8.90%
1993	16.81%
1994	12.08%
1995	9.89%
1996	7.74%
1997	13.51%
1998	14.60%
1999	16.54%
2000	14.01%
2001	13.79%
2002	13.51%
2003	16.17%
2004	19.48%
2005	13.23%
2006	25.97%
2007	14.96%
2008	27.33%
2009	20.44%
2010	15.22%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

If speculative position limits with respect to an Index Contract underlying the Index Commodities has been reached, a portion of the Fund’s trades may take place on markets or exchanges outside the United States. Trading on commodity exchanges outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Fund’s trading been limited to U.S. markets.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Trust upon 120 days notice, which would cause the Fund to terminate unless a substitute managing owner was obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$39.92	$35.82
June 30, 2010	$42.83	$38.81
September 30, 2010	$45.25	$39.44
December 31, 2010	$51.82	$45.45

Quarter ended	High	Low
March 31, 2009	$34.34	$27.49
June 30, 2009	$34.55	$29.49
September 30, 2009	$36.02	$30.83
December 31, 2009	$42.05	$34.89

Holders

As of December 31, 2010, the Fund had 26,594 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	2,800,000	$38.46
Year Ended December 31, 2009	600,000	$31.92
Year Ended December 31, 2008	1,800,000	$31.14

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$305,585	$194,798	$1,533,696	$1,098,541
Net investment income (loss)	$(1,979,135)	$(1,009,275)	$778,922	$902,640
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$98,489,853	$28,232,317	$(12,504,308)	$6,195,266
Net Income (Loss)	$96,510,718	$27,223,042	$(11,725,386)	$7,097,906
Net Income (Loss) per Share	$14.19	$7.90	$(0.93)	$6.53
Distribution per Share	$—	$—	$0.27	$0.60
Net increase (decrease) in cash	$46,738,919	$(10,694,097)	$9,363,988	$1,328,109

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$404,445,275	$273,306,954	$77,344,064	$55,698,031
Shares NAV	$51.82	$37.63	$29.73	$30.93
General Shares NAV	$51.83	$37.63	$29.73	$30.93

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$34,024	$77,125	$89,969	$104,467
Net investment Income (loss)	$(483,175)	$(427,260)	$(450,307)	$(618,393)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$1,665,347	$26,569,160	$20,453,434	$49,801,912
Net Income/(Loss)	$1,182,172	$26,141,900	$20,003,127	$49,183,519
Increase/(decrease) in Net Asset Value	$(10,811,636)	$26,579,238	$37,083,715	$87,915,916
Net Income (Loss) per Share	$0.64	$4.03	$2.88	$6.64

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$33,584	$51,758	$62,336	$47,120
Net investment income (loss)	$(162,444)	$(205,369)	$(244,453)	$(397,009)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$2,629,319	$(366,713)	$17,143,357	$8,826,354
Net Income/(Loss)	$2,466,875	$(572,082)	$16,898,904	$8,429,345
Increase/(decrease) in Net Asset Value	$42,584,927	$32,646,324	$31,025,122	$79,875,167
Net Income (Loss) per Share	$1.82	$0.23	$3.52	$2.33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Precious Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC ( the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview / Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Precious Metals Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (the “DBLCI-OY Precious Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010, 2009 and 2008 and the Years Ended December 31, 2010, 2009 and 2008.

	Aggregate returns for index in the DBLCI-OY Precious Metals TR™
Underlying Index	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Gold Indices	8.45%	8.53%	(0.06)%
DB Silver Indices	41.59%	1.05%	(8.72)%

AGGREGATE RETURN	14.90%	6.88%	(1.73)%

	Aggregate returns for index in the DBLCI-OY Precious Metals TR™
Underlying Index	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
DB Gold Indices	28.92%	22.95%	3.15%
DB Silver Indices	82.53%	48.75%	(26.26)%

AGGREGATE RETURN	38.83%	27.92%	(2.83)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Precious Metals TR™. The only difference between the Index and the DBLCI-OY Precious Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Precious Metals TR™ does include such a component. The difference between the Index and the DBLCI-OY Precious Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBLCI-OY Precious Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $2.5 million, $(169.6) million and $(24.0) million for the Years Ended December 31, 2010, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $1,066.7 million was paid to purchase United States Treasury Obligations and $991.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $685.8 million was paid to purchase United States Treasury Obligations and $485.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $382.2 million was paid to purchase United States Treasury Obligations and $376.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $8.4 million, $5.7 million and $5.1 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $44.3 million, $158.9 million, and $33.4 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $152.0 million, $178.1 million and $90.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 37.56% from $37.67 per Share to $51.82 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $51.82 per Share (+37.56%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was +37.56%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 26.58% from $29.76 per Share to $37.67 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $27.49 per Share (-7.63%) on January 14, 2009 to a high of $42.05 per Share (+41.30%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was +26.58%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 3.91% from $30.97 per Share to $29.76 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $38.16 per Share (+23.22%) on March 14, 2008 to a low of $24.39 per Share (-21.25%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis was -3.04%, including the above noted distribution.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 37.71% from $37.63 per Share to $51.82 per Share. Appreciation in the prices of gold and silver futures contracts during the Year Ended December 31, 2010 contributed to an overall 38.83% increase in the level of the DBLCI-OY Precious Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 37.71%.

Net income for the Year Ended December 31, 2010 was $96.5 million, resulting from $0.3 million of interest income, net realized gains of $90.1 million, net unrealized gains of $8.4 million and operating expenses of $2.3 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 26.57% from $29.73 per Share to $37.63 per Share. Appreciation in the prices of gold and silver futures contracts during the Year Ended December 31, 2009 contributed to an overall 27.92% increase in the level of the DBLCI-OY Precious Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 26.57%.

Net income for the Year Ended December 31, 2009 was $27.2 million, resulting from $0.2 million of interest income, net realized gains of $22.6 million, net unrealized gains of $5.6 million and operating expenses of $1.2 million.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 3.88% from $30.93 per Share to $29.73 per Share. Falling prices of silver futures contracts more than offset increases in the value of gold during the Year Ended December 31, 2008 contributing to an overall 2.83% decrease in the level of the DBLCI-OY Precious Metals TR™. On December 30, 2008, the

Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -3.01%, including the above noted distribution for the period.

Net loss for the Year Ended December 31, 2008 was $11.7 million, resulting from $1.5 million of interest income, net realized losses of $17.6 million, net unrealized gains of $5.1 million and operating expenses of $0.7 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2010.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 14.62% from $45.21 per Share to $51.82 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $45.45 per Share (+0.53%) on October 4, 2010 to a high of $51.82 per Share (+14.62%) on December 31, 2010. Therefore, the total return for the Fund, on a market value basis was 14.62%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 6.74% from $35.29 per Share to $37.67 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $34.89 per Share (-1.13%) on October 1 and October 2, 2009 to a high of $42.05 per Share (+19.16%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was 6.74%.

On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 0.87% from $30.02 per Share to $29.76 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $31.31 per Share (+4.30%) on October 9, 2008 to a low of $24.39 per Share (-18.75%) on November 12, 2008. Therefore, the total return for the Fund, on a market value basis was 0.03% including the above noted distribution.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 14.70% from $45.18 per Share to $51.82 per Share. Appreciation in the prices of gold and silver futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 14.90% increase in the level of the DBLCI-OY Precious Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 14.70%.

Net income for the Three Months Ended December 31, 2010 was $49.2 million, resulting from $0.1 million of interest income, net realized gains of $47.3 million, net unrealized gains of $2.5 million and operating expenses of $0.7 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 6.60% from $35.30 per Share to $37.63 per Share. Appreciation in the prices of gold and silver futures contracts during the Three Months Ended December 31, 2009 contributed to an overall 6.88% increase in the level of the DBLCI-OY Precious Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 6.60%.

Net income for the Three Months Ended December 31, 2009 was $8.5 million, resulting from $0.1 million of interest income, net realized gains of $13.5 million, net unrealized losses of $4.7 million and operating expenses of $0.4 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 2.68% from $30.55 per Share to $29.73 per Share. Falling prices of gold and silver futures contracts during the Three Months Ended December 31, 2008 contributed to an overall 1.73% decrease in the level of the DBLCI-OY Precious Metals TR™. On December 30, 2008, the Fund made a $0.27 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis was -1.80%, including the above noted distribution.

Net loss for the Three Months Ended December 31, 2008 was $2.5 million, resulting from $0.1 million of interest income, net realized losses of $13.0 million, net unrealized gains of $10.5 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$404,445,275	1.15%	$10,870,779	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$273,306,954	1.49%	$9,170,192	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are dependent upon the use of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Precious Metals Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2010.

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

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Precious Metals Fund:

We have audited PowerShares DB Precious Metals Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Precious Metals Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Precious Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Precious Metals Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $333,449,559 and $257,483,505 respectively)	$333,464,321	$257,486,364
Cash held by broker	46,738,919	—
Net unrealized appreciation on futures contracts	24,242,035	15,820,590

Deposits with broker	404,445,275	273,306,954

Total assets	$404,445,275	$273,306,954

Liabilities
Payable to broker	$—	$9,709,456
Management fee payable	244,541	166,551
Brokerage fee payable	4,742	2,188

Total liabilities	249,283	9,878,195

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings	1,073	505

Total General shares	2,073	1,505

Shares:
Paid in capital - 7,800,000 and 7,000,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	286,631,820	242,373,232
Accumulated earnings	117,562,099	21,052,517

Total Shares	404,193,919	263,425,749

Total shareholders’ equity	404,195,992	263,427,254

Non-controlling interest in subsidiary - related party	—	1,505

Total equity	404,195,992	263,428,759

Total liabilities and equity	$404,445,275	$273,306,954

Net asset value per share
General shares	$51.83	$37.63
Shares	$51.82	$37.63

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	12.12%	$48,999,902	$49,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	5.69	22,999,793	23,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	5.57	22,499,550	22,500,000
U.S. Treasury Bills, 0.065% due January 27, 2011	18.80	75,997,188	76,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	2.23	8,999,325	9,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	2.72	10,998,933	11,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	0.25	999,862	1,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	10.39	41,993,196	42,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	5.94	23,995,200	24,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	7.17	28,993,620	29,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	1.48	5,998,662	6,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	7.91	31,991,808	32,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	2.23	8,997,282	9,000,000

Total United States Treasury Obligations (cost $333,449,559)	82.50%	$333,464,321

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (2,219 contracts, settlement date August 29, 2011)	2.38%	$9,605,700
Silver (565 contracts, settlement date December 28, 2011)	3.62	14,636,335

Net Unrealized Appreciation on Futures Contracts	6.00%	$24,242,035

Net unrealized appreciation is comprised entirely of unrealized gains of $24,242,035.

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	3.80%	$9,999,990	$10,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	2.66	6,999,958	7,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	5.50	14,499,812	14,500,000
U.S. Treasury Bills, 0.01% due January 28, 2010	7.97	20,999,559	21,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	4.94	12,999,519	13,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	18.60	48,998,481	49,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	23.53	61,996,218	62,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	9.49	24,998,150	25,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	7.97	20,998,278	21,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	4.93	12,998,687	13,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	8.35	21,997,712	22,000,000

Total United States Treasury Obligations (cost $257,483,505)	97.74%	$257,486,364

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Gold (1,923 contracts, settlement date April 28, 2010)	6.69%	$17,619,880
Silver (603 contracts, settlement date December 28, 2010)	(0.68)	(1,799,290)

Net Unrealized Appreciation on Futures Contracts	6.01%	$15,820,590

Net unrealized appreciation is comprised of unrealized gains of $21,047,205 and unrealized losses of $5,226,615.

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income	$305,585	$194,798	$1,533,696

Expenses
Management Fee	2,194,672	1,162,569	695,716
Brokerage Commissions and Fees	90,048	41,504	59,058

Total Expenses	2,284,720	1,204,073	754,774

Net investment income (loss)	(1,979,135)	(1,009,275)	778,922

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(875)	943	21,049
Futures	90,057,380	22,566,485	(17,651,866)

Net realized gain (loss)	90,056,505	22,567,428	(17,630,817)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	11,903	(3,921)	(2,061)
Futures	8,421,445	5,668,810	5,128,570

Net change in unrealized gain	8,433,348	5,664,889	5,126,509

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	98,489,853	28,232,317	(12,504,308)

Net Income (Loss)	$96,510,718	$27,223,042	$(11,725,386)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(568)	(316)	(189)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$96,510,150	$27,222,726	$(11,725,575)

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity		Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759
Sale of Shares					3,600,000	151,946,388		151,946,388	151,946,388		151,946,388
Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)
Net Income
Net investment loss			(12)	(12)			(1,979,111)	(1,979,111)	(1,979,123)	(12)	(1,979,135)
Net realized gain on United States Treasury Obligations and Futures			530	530			90,055,445	90,055,445	90,055,975	530	90,056,505
Net change in unrealized gain on United States Treasury Obligations and Futures			50	50			8,433,248	8,433,248	8,433,298	50	8,433,348

Net Income			568	568			96,509,582	96,509,582	96,510,150	568	96,510,718

Redemption of non-controlling interest			—	—			—	—	—	(2,073)	(2,073)

Balance at December 31, 2010	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992	$—	$404,195,992

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders' Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity		Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219
Sale of Shares					5,000,000	178,057,984		178,057,984	178,057,984		178,057,984
Redemption of Shares					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)		(19,149,486)
Net Income
Net investment loss			(8)	(8)			(1,009,259)	(1,009,259)	(1,009,267)	(8)	(1,009,275)
Net realized gain on United States Treasury Obligations and Futures			192	192			22,567,044	22,567,044	22,567,236	192	22,567,428
Net change in unrealized gain on United States Treasury Obligations and Futures			132	132			5,664,625	5,664,625	5,664,757	132	5,664,889

Net Income			316	316			27,222,410	27,222,410	27,222,726	316	27,223,042

Balance at December 31, 2009	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders' Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950	$1,000	$55,667,950
Sale of Shares					2,600,000	90,115,976		90,115,976	90,115,976		90,115,976
Redemption of Shares					(1,800,000)	(56,059,310)		(56,059,310)	(56,059,310)		(56,059,310)
Net Income (Loss)
Net investment income			11	11			778,906	778,906	778,917	5	778,922
Net realized loss on United States Treasury Obligations and Futures			(276)	(276)			(17,630,283)	(17,630,283)	(17,630,559)	(258)	(17,630,817)
Net change in unrealized gain on United States Treasury Obligations and Futures			228	228			5,125,839	5,125,839	5,126,067	442	5,126,509

Net Income (Loss)			(37)	(37)			(11,725,538)	(11,725,538)	(11,725,575)	189	(11,725,386)

Distributions of net investment income ($0.27 per Share)			(11)	(11)			(702,000)	(702,000)	(702,011)	—	(702,011)

Balance at December 31, 2008	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$96,510,718	$27,223,042	$(11,725,386)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,066,655,997)	(685,795,975)	(382,153,563)
Proceeds from securities sold and matured	990,994,789	484,999,617	376,423,757
Net accretion of discount on United States Treasury Obligations	(305,721)	(194,797)	(1,407,035)
Net realized (gain) loss on United States Treasury Obligations	875	(943)	(21,049)
Net change in unrealized gain on United States Treasury Obligations and futures	(8,433,348)	(5,664,889)	(5,126,509)
Change in operating receivables and liabilities:
Payable to broker	(9,709,456)	9,709,456	—
Management fee payable	77,990	120,465	16,005
Other assets	—	—	2,354
Brokerage fee payable	2,554	1,429	759

Net cash provided by (used for) operating activities	2,482,404	(169,602,595)	(23,990,667)

Cash flows from financing activities:
Proceeds from sale of Shares	151,946,388	178,057,984	90,115,976
Redemption of Shares	(107,687,800)	(19,149,486)	(56,059,310)
Redemption of non-controlling interest	(2,073)	—	—
Cash distributions paid on Shares and General Shares	—	—	(702,011)

Net cash provided by financing activities	44,256,515	158,908,498	33,354,655

Net change in cash held by broker	46,738,919	(10,694,097)	9,363,988
Cash held by broker at beginning of period	—	10,694,097	1,330,109

Cash held by broker at end of period	$46,738,919	$—	$10,694,097

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (“DBLCI-OY Precious Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index (the “Index Commodities”) are gold and silver. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of December 31, 2010 and December 31, 2009, the Fund had $404,445,275 (or 100%) and $273,306,954 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,391,738 (or 4.79%) and $14,052,617 (or 5.14%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,194,672, of which $244,541 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,162,569, of which $166,551 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $695,716.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $90,048, of which $4,742 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $41,504 of which $2,188 was payable at December 31, 2009. For the Year Ended December 31, 2008, the Fund incurred brokerage fees of $59,058.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $19,391,738 and $14,052,617, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $46,738,919. As of December 31, 2009 the Fund held no cash. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2010, the Fund did not have an amount payable to broker. As of December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,820,590 of which the Fund utilized $9,709,456 to purchase United States Treasury Obligations.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $24,242,035 and $15,820,590, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$333,464,321	$257,486,364
Commodity Futures Contracts (Level 1)	$24,242,035	$15,820,590

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Shares Sold	3,600,000	$151,946,388	5,000,000	$178,057,984	2,600,000	$90,115,976
Shares Redeemed	(2,800,000)	(107,687,800)	(600,000)	(19,149,486)	(1,800,000)	(56,059,310)

Net Increase	800,000	$44,258,588	4,400,000	$158,908,498	800,000	$34,056,666

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

No distributions were paid for the Year Ended December 31, 2010 or for the Year Ended December 31, 2009.

A distribution of $0.27 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $702,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.27 per General Share, a total distribution of $10.80.

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

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$37.63	$29.73	$30.93
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	14.48	8.12	(1.20)
Net investment income (loss)	(0.29)	(0.22)	0.27

Net income (loss)	14.19	7.90	(0.93)
Distributions of net investment income on Shares	—	—	(0.27)

Net increase (decrease)	14.19	7.90	(1.20)

Net asset value per Share, end of period	51.82	37.63	$29.73

Market value per Share, beginning of period	$37.67	$29.76	$30.97

Market value per Share, end of period	$51.82	$37.67	$29.76

Ratio to average Net Assets
Net investment income (loss)	(0.68)%	(0.65)%	0.84%
Total expenses	0.78%	0.77%	0.81%
Total Return, at net asset value	37.71%	26.57%	(3.01)%

Total Return, at market value	37.56%	26.58%	(3.04)%

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

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $2,194,672 of which $1,950,131 had been paid at December 31, 2010. Management Fees of $244,541 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $90,048 of which $85,306 had been paid at December 31, 2010. Brokerage commissions of $4,742 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,162,569 of which $996,018 had been paid at December 31, 2009. Management Fees of $166,551 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $41,504 of which $39,316 had been paid at December 31, 2009. Brokerage commissions of $2,188 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $695,716 of which $649,630 had been paid at December 31, 2008. Management Fees of $46,086 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $59,058 of which $58,299 had been paid at December 31, 2008. Brokerage commissions of $759 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

Dated: March 14, 2011