Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2011-05-06
CIK 1367306, 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2011: 26,600,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statement of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $589,922,026 and $434,940,130 respectively)	$589,960,458	$434,960,364
Cash held by broker	59,143,095	18,806,286
Net unrealized appreciation (depreciation) on futures contracts	3,582,262	58,264,469

Deposits with broker	652,685,815	512,031,119

Total assets	$652,685,815	$512,031,119

Liabilities
Management fee payable	398,550	290,026
Brokerage fee payable	39,250	7,149

Total liabilities	437,800	297,175

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(19)	(25)

Total General shares	981	975

Shares:
Paid in capital—26,600,000 and 21,000,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	520,459,666	383,918,048
Accumulated earnings (deficit)	131,787,368	127,814,921

Total Shares	652,247,034	511,732,969

Total shareholders’ equity	652,248,015	511,733,944

Total liabilities and equity	$652,685,815	$512,031,119

Net asset value per share
General shares	$24.53	$24.38
Shares	$24.52	$24.37

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	6.44%	$41,999,874	$42,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	9.20	59,999,340	60,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	7.20	46,999,013	47,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	18.63	121,496,112	121,500,000
U.S. Treasury Bills, 0.15% due May 5, 2011	13.34	86,996,955	87,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	2.22	14,499,420	14,500,000
U.S. Treasury Bills, 0.055% due May 19, 2011	3.99	25,998,544	26,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	0.46	2,999,808	3,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	8.51	55,494,284	55,500,000
U.S. Treasury Bills, 0.11% due June 9, 2011	2.76	17,997,930	18,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	6.28	40,994,383	41,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	0.38	2,499,555	2,500,000
U.S. Treasury Bills, 0.1% due June 30, 2011	11.04	71,985,240	72,000,000

Total United States Treasury Obligations (cost $589,922,026)	90.45%	$589,960,458

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,436 contracts, settlement date September 19, 2011)	2.91%	$18,959,494
Copper (995 contracts, settlement date March 19, 2012)	(1.32)	(8,618,925)
Zinc (3,378 contracts, settlement date May 16, 2011)	(1.04)	(6,758,307)

Net Unrealized Appreciation on Futures Contracts	0.55%	$3,582,262

Net unrealized appreciation is comprised of unrealized gains of $20,695,912 and unrealized losses of $17,113,650.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$179,846	$72,350

Expenses
Management Fee	1,079,940	1,002,652
Brokerage Commissions and Fees	43,198	11,106

Total Expenses	1,123,138	1,013,758

Net investment income (loss)	(943,292)	(941,408)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	910	1,400
Futures	59,578,844	56,741,190

Net realized gain (loss)	59,579,754	56,742,590

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	18,198	(22,969)
Futures	(54,682,207)	(78,693,525)

Net change in unrealized gain (loss)	(54,664,009)	(78,716,494)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	4,915,745	(21,973,904)

Net Income (Loss)	$3,972,453	$(22,915,312)

Less: net income (loss) attributed to the non-controlling interest in subsidiary—related party	—	3

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$3,972,453	$(22,915,309)

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at January 1, 2011	40	$1,000	$(25)	$975	21,000,000	$383,918,048	$127,814,921	$511,732,969	$511,733,944

Sale of Shares					7,400,000	180,660,040		180,660,040	180,660,040

Redemption of Shares					(1,800,000)	(44,118,422)		(44,118,422)	(44,118,422)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(943,291)	(943,291)	(943,292)

Net realized gain (loss) on United

States Treasury Obligations and Futures			90	90			59,579,664	59,579,664	59,579,754

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(83)	(83)			(54,663,926)	(54,663,926)	(54,664,009)

Net Income (Loss)			6	6			3,972,447	3,972,447	3,972,453

Balance at March 31, 2011	40	$1,000	$(19)	$981	26,600,000	$520,459,666	$131,787,368	$652,247,034	$652,248,015

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

Sale of Shares					4,200,000	89,693,932		89,693,932	89,693,932		89,693,932

Redemption of Shares					(10,000,000)	(199,094,742)		(199,094,742)	(199,094,742)		(199,094,742)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(941,404)	(941,404)	(941,406)	(2)	(941,408)

Net realized gain (loss) on United States Treasury Obligations and Futures			84	84			56,742,422	56,742,422	56,742,506	84	56,742,590

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(85)	(85)			(78,716,324)	(78,716,324)	(78,716,409)	(85)	(78,716,494)

Net Income (Loss)			(3)	(3)			(22,915,306)	(22,915,306)	(22,915,309)	(3)	(22,915,312)

Balance at March 31, 2010	40	$1,000	$(102)	$898	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,041	$898	$507,366,939

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$3,972,453	$(22,915,312)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(632,799,212)	(407,897,870)
Proceeds from securities sold and matured	477,998,282	474,996,572
Net accretion of discount on United States Treasury Obligations	(180,056)	(73,215)
Net realized (gain) loss on United States Treasury Obligations	(910)	(1,400)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	54,664,009	78,716,494
Increase in restricted cash	—	(9,818,971)
Change in operating receivables and liabilities:
Payable for securities purchased	—	56,979,828
Payable to broker	—	(60,515,571)
Management fee payable	108,524	(64,700)
Brokerage fee payable	32,101	(5,045)

Net cash provided by (used for) operating activities	(96,204,809)	109,400,810

Cash flows from financing activities:
Proceeds from sale of Shares	180,660,040	89,693,932
Redemption of Shares	(44,118,422)	(199,094,742)

Net cash provided by (used for) financing activities	136,541,618	(109,400,810)

Net change in cash held by broker	40,336,809	—
Unrestricted Cash held by broker at beginning of period	18,806,286	—

Unrestricted Cash held by broker at end of period	$59,143,095	$—

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2011

(1) Organization

PowerShares DB Base Metals Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”) seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in the DB Base Metals Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

This report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index are aluminum, zinc and copper—Grade A (the “Index Commodities”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the CFTC and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $652,685,815 (or 100%) and $512,031,119 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $50,016,995 (or 7.66%) and $37,364,735 (or 7.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

DBLCI™, DBIQ™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $1,079,940 and $1,002,652, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $398,550 and $290,026, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $43,198 and $11,106, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $39,250 and $7,149, respectively.

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $50,016,995 and $37,364,735, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund had $59,143,095 of cash held by the Commodity Broker. As of December 31, 2010, the Fund had $18,806,286 of cash held by the Commodity Broker. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $3,582,262 and $58,264,469, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2011 and 2010.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$589,960,458	$434,960,364
Commodity Futures Contracts (Level 1)	$3,582,262	$58,264,469

There were no Level 2 or Level 3 holdings as of March 31, 2011 and December 31, 2010.

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	7,400,000	4,200,000	$180,660,040	$89,693,932
Shares Redeemed	(1,800,000)	(10,000,000)	(44,118,422)	(199,094,742)

Net Increase/ (Decrease)	5,600,000	(5,800,000)	$136,541,618	$(109,400,810)

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$24.37	$22.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.19	(0.03)
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	0.15	(0.07)
Net asset value per Share, end of period	$24.52	$22.45

Market value per Share, beginning of period	$24.43	$22.50

Market value per Share, end of period	$24.42	$22.51

Ratio to average Net Assets*
Net investment income (loss)	(0.65)%	(0.71)%

Total expenses	0.78%	0.76%

Total Return, at net asset value**	0.62%	(0.31)%

Total Return, at market value**	(0.04)%	0.04%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate”, as well as similar words and phrases, signify forward-looking statements. PowerShares DB Base Metals Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Base Metals Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are aluminum, zinc and copper-Grade A. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

DBLCI™, DBIQ™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2011:

Index Commodity	Fund Weight (%)
Aluminum	34.62
Zinc	29.95
Copper-Grade A	35.43

Closing Level as of March 31, 2011:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The DBIQ Optimum Yield Industrial Metals Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when banks in New York, New York, are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2011, and the Delivery Month of the Index Commodity futures contract currently in such Index is November 2011, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2011 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2011, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2011 and October 2012. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodities included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

Under the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, and the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The DBIQ Optimum Yield Industrial Metals Index Total Return™ (the “DBIQ-OY Industrial Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TR™
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Aluminum Indices	6.92%	2.90%
DB Zinc Indices	(4.64)%	(8.22)%
DB Copper—Grade A Indices	0.04%	5.32%

AGGREGATE RETURN	0.80%	(0.13)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Industrial Metals TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Industrial Metals TR™ does include such a component. The difference between the Index and the DBIQ-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and only under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(96.2) million and $109.4 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $632.8 million was paid to purchase United States Treasury Obligations and $478.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $407.9 million was paid to purchase United States Treasury Obligations and $475.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $54.7 million and decreased by $78.7 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $136.5 million and $(109.4) million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $180.7 million and $89.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF DBB, DBBNV AND DBBMIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Industrial Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN OCTOBER 2010, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share decreased 0.04% from $24.43 per Share to $24.42 per Share. The Share price high and low for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.35 per Share (+3.77%) on February 28, 2011 to a low of $23.10 per Share (-5.44%) on January 25, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 0.04% from $22.50 per Share to $22.51 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $18.83 per Share (-16.31%) on February 5, 2010 to a high of $23.80 per Share (+5.78%) on January 6, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 0.62% from $24.37 per Share to $24.52 per Share. Increases in the futures contract prices for copper and aluminum more than offset losses in the futures contract prices for zinc during the Three Months Ended March 31, 2011 contributing to an overall 0.80% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income for the Three Months Ended March 31, 2011 was $4.0 million, resulting from $0.2 million of interest income, net realized gain of $59.6 million and unrealized loss of $54.7 million, and operating expenses of $1.1 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 0.31% from $22.52 per Share to $22.45 per Share. A decrease in the futures contract prices for zinc was partially offset by rising prices for copper and aluminum during the Three Months Ended March 31, 2010 contributing to an overall 0.13% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended March 31, 2010 was $22.9 million, resulting from $0.1 million of interest income, net realized gains of $56.7 million and unrealized losses of $78.7 million, and operating expenses of $1.0 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Value at risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$652,685,815	1.68%	$25,577,127	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$512,031,119	1.81%	$21,601,957	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011 by Index Commodity:

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed March 14, 2011 except for the following:

(27) The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

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

(28) Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	1,800,000	$24.51
Three Months Ended March 31, 2010	10,000,000	$19.91

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: May 6, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1