Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2011-05-06
CIK 1367306, 1383055

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

Indicate the number of outstanding Shares as of March 31, 2011: 4,400,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $190,466,016 and $288,439,987 respectively)	$190,482,340	$288,453,722
Cash held by broker	25,383,948	32,656,223
Net unrealized appreciation (depreciation) on futures contracts	6,938,150	10,398,620

Deposits with broker	222,804,438	331,508,565

Total assets	$222,804,438	$331,508,565

Liabilities
Management fee payable	166,505	206,603
Brokerage fee payable	29,030	4,945

Total liabilities	195,535	211,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,024	1,008

Total General shares	2,024	2,008

Shares:
Paid in capital—4,400,000 and 6,600,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	133,003,680	240,826,494
Accumulated earnings (deficit)	89,603,199	90,468,515

Total Shares	222,606,879	331,295,009

Total shareholders’ equity	222,608,903	331,297,017

Total liabilities and equity	$222,804,438	$331,508,565

Net asset value per share
General shares	$50.60	$50.20
Shares	$50.59	$50.20

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	7.19%	$15,999,952	$16,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	2.70	5,999,934	6,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	1.57	3,499,888	3,500,000
U.S. Treasury Bills, 0.15% due May 12, 2011	8.53	18,999,240	19,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	12.58	27,998,432	28,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	0.45	999,936	1,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	21.11	46,995,159	47,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	6.74	14,998,275	15,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	16.17	35,995,068	36,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	5.84	12,997,686	13,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	2.69	5,998,770	6,000,000

Total United States Treasury Obligations (cost $190,466,016)	85.57%	$190,482,340

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,549 contracts, settlement date August 29, 2011)	3.12%	$6,938,150

Net Unrealized Appreciation on Futures Contracts	3.12%	$6,938,150

Net unrealized appreciation is comprised entirely of unrealized gains of $ 6,938,150.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$86,295	$27,349

Expenses
Management Fee	515,967	297,501
Brokerage Commissions and Fees	27,518	16,065

Total Expenses	543,485	313,566

Net investment income (loss)	(457,190)	(286,217)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,820	379
Futures	3,045,951	27,494,650

Net realized gain (loss)	3,049,771	27,495,029

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,589	(10,699)
Futures	(3,460,470)	(24,958,820)

Net change in unrealized gain (loss)	(3,457,881)	(24,969,519)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(408,110)	2,525,510

Net Income (Loss)	$(865,300)	$2,239,293

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(19)

Net Income (Loss) Attributable to PowerShares DB Gold Fund	$(865,300)	$2,239,274

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017

Redemption of Shares					(2,200,000)	(107,822,814)		(107,822,814)	(107,822,814)

Net Income (Loss)

Net investment income (loss)			(8)	(8)			(457,182)	(457,182)	(457,190)

Net realized gain (loss) on United States Treasury Obligations and Futures			30	30			3,049,741	3,049,741	3,049,771

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(6)	(6)			(3,457,875)	(3,457,875)	(3,457,881)

Net Income (Loss)			16	16			(865,316)	(865,316)	(865,300)

Balance at March 31, 2011	40	$1,000	$1,024	$2,024	4,400,000	$133,003,680	$89,603,199	$222,606,879	$222,608,903

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

Sale of Shares					200,000	8,019,688		8,019,688	8,019,688		8,019,688

Redemption of Shares					(800,000)	(31,893,992)		(31,893,992)	(31,893,992)		(31,893,992)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(286,211)	(286,211)	(286,214)	(3)	(286,217)

Net realized gain (loss) on United States Treasury Obligations and Futures			287	287			27,494,455	27,494,455	27,494,742	287	27,495,029

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(265)	(265)			(24,968,989)	(24,968,989)	(24,969,254)	(265)	(24,969,519)

Net Income (Loss)			19	19			2,239,255	2,239,255	2,239,274	19	2,239,293

Balance at March 31, 2010	40	$1,000	$590	$1,590	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,027,930	$1,590	$159,029,520

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$(865,300)	$2,239,293
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(220,430,917)	(149,463,275)
Proceeds from securities sold and matured	318,495,003	166,499,437
Net accretion of discount on United States Treasury Obligations	(86,295)	(27,349)
Net realized (gain) loss on United States Treasury Obligations	(3,820)	(379)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	3,457,881	24,969,519
Change in operating receivables and liabilities:
Payable for securities purchased	—	5,997,877
Payable to broker	—	(13,645,890)
Management fee payable	(40,098)	20,548
Brokerage fee payable	24,085	(69)

Net cash provided by (used for) operating activities	100,550,539	36,589,712

Cash flows from financing activities:
Proceeds from sale of Shares	—	8,019,688
Redemption of Shares	(107,822,814)	(31,893,992)

Net cash provided by financing activities	(107,822,814)	(23,874,304)

Net change in cash held by broker	(7,272,275)	12,715,408
Cash held by broker at beginning of period	32,656,223	—

Cash held by broker at end of period	$25,383,948	$12,715,408

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

March 31, 2011

(1) Organization

PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB Gold Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (“DBIQ-OY GC ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”). The CFTC and commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $222,804,438 (or 100%) and $331,508,565 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,457,841 (or 4.69%) and $14,118,300 (or 4.26%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $515,967 and $297,501, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $166,505 and $206,603, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $27,518 and $16,065, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $29,030 and $4,945, respectively.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $10,457,841 and $14,118,300, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011 the Fund had cash held by the Commodity Broker of $25,383,948. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $32,656,223. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $6,938,150 and $10,398,620, respectively.

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

PowerShares DB Gold Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$190,482,340	$288,453,722
Commodity Futures Contracts (Level 1)	$6,938,150	$10,398,620

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	—	200,000	—	8,019,688
Shares Redeemed	(2,200,000)	(800,000)	(107,822,814)	(31,893,992)

Net Increase/ (Decrease)	(2,200,000)	(600,000)	(107,822,814)	(23,874,304)

(8) Profit and Loss Allocations and Distributions

Pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$50.20	$39.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.47	0.56
Net investment income (loss)	(0.08)	(0.07)

Net income (loss)	0.39	0.49
Net asset value per Share, end of period	$50.59	$39.76

Market value per Share, beginning of period	$50.16	$39.22

Market value per Share, end of period	$50.47	$39.71

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.72)%

Total expenses	0.79%	0.78%

Total Return, at net asset value **	0.78%	1.25%

Total Return, at market value **	0.62%	1.25%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (“DBIQ-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is gold. The Index is composed of notional amounts of the Index Commodity. The Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The DBIQ Optimum Yield Gold Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for the Index Commodity will be the exchange closing price for the Index Commodity on each weekday when banks in New York, New York, are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for the Index Commodity. “Exchange Business Day” means, in respect of the Index Commodity, a day that is a trading day for the Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dgl/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dgl/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Index Total Return™ (the “DBIQ-OY GC TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY GC TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Gold Indices	0.98%	1.45%

AGGREGATE RETURN	0.98%	1.45%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY GC TR™. The only difference between (i) the Index and (ii) the DBIQ-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY GC TR™ does include such a component. The difference between the Index and the DBIQ-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by operating activities was $100.6 million and $36.6 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $220.4 million was paid to purchase United States Treasury Obligations and $318.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $149.5 million was paid to purchase United States Treasury Obligations and $166.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $3.5 million and by $25.0 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $107.8 million and $23.9 million during the Three Months Ended March 31, 2011 and 2010, respectively. There were no sales of shares in 2011. This included $8.0 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Gold Index Excess Return™ (“DBIQ-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

[Remainder of page left blank intentionally.]

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Gold Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITY, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 0.62% from $50.16 per Share to $50.47 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $46.22 per Share (-7.85%) on January 27, 2011 to a high of $50.60 per Share (+0.88%) on March 23, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.25% from $39.22 per Share to $39.71 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $41.25 per Share (+5.18%) on January 11, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 0.78% from $50.20 per Share to $50.59 per Share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2011 contributing to an overall 0.98% increase in the level of the DBIQ-OY GC TR™.

Net loss for the Three Months Ended March 31, 2011 was $0.9 million, resulting interest income of $0.1, net realized gain of $3.0 million, net unrealized loss of $3.5 million, and operating expenses of $0.5 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 1.25% from $39.27 per Share to $39.76 per Share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2010 contributing to an overall 1.45% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended March 31, 2010 was $2.2 million, resulting from net realized gain of $27.5 million, net unrealized loss of $25.0 million, and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$222,804,438	0.93%	$4,823,163	9

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$331,508,565	1.01%	$7,782,065	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of March 31, 2011 by Index Commodity:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed March 14, 2011 except for the following:

(3) Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including certain of the Funds, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Gold, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Index Commodity is a Referenced Contract subject to the 2011 Proposed Rules.

Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels remain subject to change by the CFTC or the relevant exchanges.

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. Under the Proposed Regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
[1]	Legend:

“COMEX” means the Commodity Exchange Inc., New York, or its successor.

[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of the exchange’s rulebook.

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

Under the Dodd-Frank Act, the CFTC is required, among other things, to establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of the Proposed Regulations and any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares of the Fund, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	2,200,000	49.01
Three Months Ended March 31, 2010	800,000	39.87

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: May 6, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

E-1