Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2011-05-06
CIK 1367306, 1383054

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

Indicate the number of outstanding Shares as of March 31, 2011: 6,200,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statement of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $353,448,511 and $159,466,807 respectively)	$353,462,669	$159,474,056
Cash held by broker	—	16,315,594
Net unrealized appreciation (depreciation) on futures contracts	92,598,660	31,905,340

Deposits with broker	446,061,329	207,694,990

Total assets	$446,061,329	$207,694,990

Liabilities
Payable to broker	$33,384,035	$—
Management fee payable	194,319	122,921
Brokerage fee payable	26,929	7,012

Total liabilities	33,605,283	129,933

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,661	1,185

Total General shares	2,661	2,185

Shares:
Paid in capital—6,200,000 and 3,800,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	269,358,697	124,767,709
Accumulated earnings (deficit)	143,094,688	82,795,163

Total Shares	412,453,385	207,562,872

Total shareholders’ equity	412,456,046	207,565,057

Total liabilities and equity	$446,061,329	$207,694,990

Net asset value per share
General shares	$66.53	$54.63
Shares	$66.52	$54.62

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	6.55%	$26,999,919	$27,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	5.21	21,499,549	21,500,000
U.S. Treasury Bills, 0.045% due April 28, 2011	1.70	6,999,776	7,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	0.73	2,999,895	3,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	12.12	49,998,000	50,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	2.42	9,999,440	10,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	2.67	10,999,296	11,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	8.97	36,996,189	37,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	2.42	9,998,850	10,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	23.27	95,986,848	96,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	13.58	55,990,032	56,000,000
U.S. Treasury Bills, 0.1% due June 30, 2011	6.06	24,994,875	25,000,000

Total United States Treasury Obligations (cost $353,448,511)	85.70%	$353,462,669

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Silver (2,191 contracts, settlement date December 28, 2011)	22.45%	$92,598,660

Net Unrealized Appreciation on Futures Contracts	22.45%	$92,598,660

Net unrealized appreciation is comprised entirely of unrealized gains of $92,598,660.

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

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

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$67,398	$11,178

Expenses
Management Fee	443,877	158,215
Brokerage Commissions and Fees	23,673	5,576

Total Expenses	467,550	163,791

Net investment income (loss)	(400,152)	(152,613)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures Net Realized Gain (Loss) on
United States Treasury Obligations	(76)	128
Futures	—	1,904,285

Net realized gain (loss)	(76)	1,904,413

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,909	(2,910)
Futures	60,693,320	3,460,200

Net change in unrealized gain (loss)	60,700,229	3,457,290

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	60,700,153	5,361,703

Net Income (Loss)	$60,300,001	$5,209,090

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(45)

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$60,300,001	$5,209,045

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at January 1, 2011	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057

Sale of Shares					2,400,000	144,590,988		144,590,988	144,590,988

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(400,149)	(400,149)	(400,152)

Net realized gain (loss) on United States Treasury Obligations and Futures			—	—			(76)	(76)	(76)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			479	479			60,699,750	60,699,750	60,700,229

Net Income (Loss)			476	476			60,299,525	60,299,525	60,300,001

Balance at March 31, 2011	40	$1,000	$1,661	$2,661	6,200,000	$269,358,697	$143,094,688	$412,453,385	$412,456,046

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Redemption of Shares					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)		(68,989,174)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(152,607)	(152,607)	(152,610)	(3)	(152,613)

Net realized gain (loss) on United States Treasury Obligations and Futures			16	16			1,904,381	1,904,381	1,904,397	16	1,904,413

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			32	32			3,457,226	3,457,226	3,457,258	32	3,457,290

Net Income (Loss)			45	45			5,209,000	5,209,000	5,209,045	45	5,209,090

Balance at March 31, 2010	40	$1,000	$246	$1,246	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,308,041	$1,246	$62,309,287

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$60,300,001	$5,209,090
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Cost of securities purchased	(353,413,841)	(62,483,374)
Proceeds from securities sold and matured	159,499,513	130,498,180
Net accretion of discount on United States Treasury Obligations	(67,452)	(11,226)
Net realized (gain) loss on United States Treasury Obligations	76	(128)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(60,700,229)	(3,457,290)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,584
Payable to broker	33,384,035	—
Management fee payable	71,398	(6,822)
Brokerage fee payable	19,917	(543)

Net cash provided by (used for) operating activities	(160,906,582)	73,746,471

Cash flows from financing activities:
Proceeds from sale of Shares	144,590,988	—
Redemption of Shares	—	(68,989,174)

Net cash provided by (used for) financing activities	144,590,988	(68,989,174)

Net change in cash held by broker	(16,315,594)	4,757,297
Cash held by broker at beginning of period	16,315,594	8,153,241

Cash held by broker at end of period	$—	$12,910,538

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in DB Silver Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (“DBIQ-OY SI ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index, or the Index Commodity, is silver. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $446,061,329 (or 100%) and $207,694,990 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $25,733,295 (or 5.77%) and $14,051,138 (or 6.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $443,877 and $158,215, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $194,319 and $122,921, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $23,673 and $5,576, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $26,929 and $7,012, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $25,733,295 and $14,051,138, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund had no cash held by the Commodity Broker. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $16,315,594. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $92,598,660 of which the Fund utilized $33,384,035 to purchase United States Treasury Obligations. As of December 31, 2010, the Fund did not have an amount payable to broker.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $92,598,660 and $31,905,340, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$353,462,669	$159,474,056
Commodity Futures Contracts (Level 1)	$92,598,660	$31,905,340

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	2,400,000	—	$144,590,988	—
Shares Redeemed	—	(2,200,000)	—	$(68,989,174)

Net Increase/(Decrease)	2,400,000	(2,200,000)	$144,590,988	$(68,989,174)

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

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using Daily Shares outstanding . The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions. Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$54.62	$30.02
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	11.99	1.18
Net investment income (loss)	(0.09)	(0.05)

Net income	11.90	1.13
Net asset value per Share, end of period	$66.52	$31.15

Market value per Share, beginning of period	$54.51	$30.09

Market value per Share, end of period	$66.15	$31.04

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.72)%

Total expenses	0.78%	0.77%

Total Return, at net asset value **	21.79%	3.76%

Total Return, at market value **	21.35%	3.16%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (“DBIQ-OY SI ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

The DBIQ Optimum Yield Silver Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust and the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The DBIQ Optimum Yield Silver Index Total Return™ (the “DBIQ-OY SI TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY SI TR
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Silver Indices	21.81%	3.96%

AGGREGATE RETURN	21.81%	3.96%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY SI TR™. The only difference between (i) the Index and (ii) the DBIQ-OY SI TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY SI TR™ does include such a component. The difference between the Index and the DBIQ-OY SI TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY SI TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(160.9) million and $73.7 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $353.4 million was paid to purchase United States Treasury Obligations and $159.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $62.5 million was paid to purchase United States Treasury Obligations and $130.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $60.7 million and $3.5 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $144.6 million and $(69.0) million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $144.6 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011. No Shares were sold to Authorized Participants during the Three Months Ended March 31, 2010.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBS”), (ii) the Fund’s NAV (as reflected by the graph “DBSNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBSLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

[Remainder of page left blank intentionally]

COMPARISON OF DBS, DBSNV AND DBSLIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Silver Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 21.35% from $54.51 per Share to $66.15 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.00 per Share (-13.78%) on January 25, 2011 to a high of 66.15 per Share (+21.35%) on March 31, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 3.16% from $30.09 per Share to $31.04 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $33.51 per Share (+11.37%) on January 19, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 21.79% from $54.62 per Share to $66.52 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2011 contributed to an overall 21.81% increase in the level of the DBIQ-OY SI TR™.

Net income for the Three Months Ended March 31, 2011 was $60.3 million, resulting from $0.1 million of interest income, net unrealized gain of $60.7 million and operating expenses of $0.5 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 3.76% from $30.02 per Share to $31.15 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2010 contributed to an overall 3.96% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended March 31, 2010 was $5.2 million, resulting from net realized gains of $1.9 million, net unrealized gains of $3.5 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$446,061,329	1.96%	$18,814,433	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$207,694,990	1.37%	$9,681,708	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of March 31, 2011 relating to the Index Commodity is as follows:

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Silver, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory manadate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Index Commodity is a Referenced Contract subject to the 2011 Proposed Rules.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	—	$—
Three Months Ended March 31, 2010	2,200,000	$31.36

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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