Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2011-05-06
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of March 31, 2011: 7,400,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statement of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $181,871,517 and $129,881,058 respectively)	$181,888,135	$129,887,420
Cash held by broker	8,138,711	18,369,257
Net unrealized appreciation (depreciation) on futures contracts	37,947,590	13,224,133

Deposits with broker	227,974,436	161,480,810

Receivable for securities sold	11,999,960	—

Total assets	$239,974,396	$161,480,810

Liabilities
Payable for shares redeemed	$6,310,706	$—
Management fee payable	159,983	98,920
Brokerage fee payable	6,289	1,703

Total liabilities	6,476,978	100,623

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	262	76

Total General shares	1,262	1,076

Shares:
Paid in capital—7,400,000 and 6,000,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	185,977,358	146,604,062
Accumulated earnings (deficit)	47,518,798	14,775,049

Total Shares	233,496,156	161,379,111

Total shareholders’ equity	233,497,418	161,380,187

Total liabilities and equity	$239,974,396	$161,480,810

Net asset value per share
General shares	$31.55	$26.90
Shares	$31.55	$26.90

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	4.28%	$9,999,970	$10,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	12.38	28,899,393	28,900,000
U.S. Treasury Bills, 0.045% due April 28, 2011	7.28	16,999,456	17,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	6.85	15,999,440	16,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	8.57	19,999,200	20,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	3.85	8,999,496	9,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	14.56	33,997,824	34,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	10.71	24,997,425	25,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	1.71	3,999,540	4,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	1.29	2,999,466	3,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	6.42	14,996,925	15,000,000

Total United States Treasury Obligations (cost $181,871,517)	77.90%	$181,888,135

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Brent Crude (478 contracts, settlement date February 14, 2012)	2.14%	$5,005,360
Heating Oil (426 contracts, settlement date May 31, 2011)	5.40	12,618,434
Natural Gas (429 contracts, settlement date September 28, 2011)	0.15	345,420
RBOB Gasoline (458 contracts, settlement date November 30, 2011)	4.07	9,500,396
Light Sweet Crude Oil (482 contracts, settlement date June 21, 2011)	4.49	10,477,980

Net Unrealized Appreciation on Futures Contracts	16.25%	$37,947,590

Net unrealized appreciation is comprised of unrealized gains of $38,181,660 and unrealized losses of $234,070 .

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$60,097	$48,377

Expenses
Management Fee	374,936	594,882
Brokerage Commissions and Fees	14,997	3,795

Total Expenses	389,933	598,677

Net investment income (loss)	(329,836)	(550,300)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	538	(642)
Futures	8,339,520	(76,608)

Net realized gain (loss)	8,340,058	(77,250)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	10,256	(10,458)
Futures	24,723,457	(1,433,545)

Net change in unrealized gain (loss)	24,733,713	(1,444,003)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	33,073,771	(1,521,253)

Net Income (Loss)	$32,743,935	$(2,071,553)

Less: net income (loss) attributed to the non-controlling interest in subsidiary - related party	—	7

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$32,743,935	$(2,071,546)

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187

Sale of Shares					2,200,000	64,259,034		64,259,034	64,259,034

Redemption of Shares					(800,000)	(24,885,738)		(24,885,738)	(24,885,738)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(329,834)	(329,834)	(329,836)

Net realized gain (loss) on United States Treasury Obligations and Futures			48	48			8,340,010	8,340,010	8,340,058

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			140	140			24,733,573	24,733,573	24,733,713

Net Income (Loss)			186	186			32,743,749	32,743,749	32,743,935

Balance at March 31, 2011	40	$1,000	$262	$1,262	7,400,000	$185,977,358	$47,518,798	$233,496,156	$233,497,418

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					400,000	9,893,240		9,893,240	9,893,240		9,893,240

Redemption of Shares					(600,000)	(15,022,452)		(15,022,452)	(15,022,452)		(15,022,452)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(550,294)	(550,294)	(550,297)	(3)	(550,300)

Net realized gain (loss) on United States Treasury Obligations and Futures			—	—			(77,250)	(77,250)	(77,250)	—	(77,250)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(4)	(4)			(1,443,995)	(1,443,995)	(1,443,999)	(4)	(1,444,003)

Net Income (Loss)			(7)	(7)			(2,071,539)	(2,071,539)	(2,071,546)	(7)	(2,071,553)

Balance at March 31, 2010	40	$1,000	$34	$1,034	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,581,913	$1,034	$320,582,947

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$32,743,935	$(2,071,553)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(210,829,737)	(300,812,702)
Proceeds from securities sold and matured	158,899,913	299,898,717
Net accretion of discount on United States Treasury Obligations	(60,097)	(48,452)
Net realized (gain) loss on United States Treasury Obligations	(538)	642
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(24,733,713)	1,444,003
Change in operating receivables and liabilities:
Receivable for securities sold	(11,999,960)	—
Payable for securities purchased	—	5,997,877
Management fee payable	61,063	(7,128)
Brokerage fee payable	4,586	527

Net cash provided by (used for) operating activities	(55,914,548)	4,401,931

Cash flows from financing activities:
Proceeds from sale of Shares	64,259,034	9,893,240
Payable for shares redeemed	6,310,706	—
Redemption of Shares	(24,885,738)	(15,022,452)

Net cash provided by (used for) financing activities	45,684,002	(5,129,212)

Net change in cash held by broker	(10,230,546)	(727,281)
Cash held by broker at beginning of period	18,369,257	25,950,973

Cash held by broker at end of period	$8,138,711	$25,223,692

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB Energy Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (“DBIQ-OY Energy ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas (the “Index Commodities”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $227,974,436 (or 95%) and $161,480,810 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $12,949,488 (or 5.68%) and $8,454,938 (or 5.24%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $374,936 and $594,882, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $159,983 and $98,920, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $14,997 and $3,795, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $6,289 and $1,703, respectively.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $12,949,488 and $8,454,938, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $12 million notional amount of United States Treasury Obligations which was unpaid as of March 31, 2011. As a result, a receivable for securities sold is reported for $11,999,960. As of December 31, 2010, the Fund did not have an amount receivable for securities sold.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund had cash held by the Commodity Broker of $8,138,711. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $18,369,257. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $37,947,590 and $13,224,133, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$181,888,135	$129,887,420
Commodity Futures Contracts (Level 1)	$37,947,590	$13,224,133

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	2,200,000	400,000	$64,259,034	$9,893,240
Shares Redeemed	(800,000)	(600,000)	(24,885,738)	(15,022,452)

Net Increase/(Decrease)	1,400,000	(200,000)	$39,373,296	$(5,129,212)

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$26.90	$26.01
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.70	(0.12)
Net investment income (loss)	(0.05)	(0.04)

Net income (loss)	4.65	(0.16)
Net asset value per Share, end of period	$31.55	$25.85

Market value per Share, beginning of period	$26.88	$26.19

Market value per Share, end of period	$31.45	$25.78

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.70)%

Total expenses	0.78%	0.76%

Total Return, at net asset value **	17.29%	(0.62)%

Total Return, at market value **	17.00%	(1.57)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (“DBIQ-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	21.90
Heating Oil	23.57
Brent Crude Oil	23.12
RBOB Gasoline	23.06
Natural Gas	8.35

Closing Level as of March 31, 2011:	100.00

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

The DBIQ Optimum Yield Energy Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Energy TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Light Sweet Crude Oil Indices	14.55%	3.03%
DB Heating Oil Indices	22.83%	2.49%
DB Brent Crude Oil Indices	18.64%	2.39%
DB RBOB Gasoline Indices	20.92%	3.02%
DB Natural Gas Indices	(0.83)%	(27.28)%

AGGREGATE RETURN	17.25%	(0.42)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Energy TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Energy TR™ does include such a component. The difference between the Index and the DBIQ-OY Energy TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(55.9) million and $4.4 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $210.8 million was paid to purchase United States Treasury Obligations and $158.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $300.8 million was paid to purchase United States Treasury Obligations and $299.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $24.7 million and decreased by $1.4 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $45.7 million and $(5.1) million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $64.3 million and $9.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Energy Index Excess Return™ (“DBIQ-OY Energy ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not the Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DBE, DBENV AND DBENIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Energy Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JUNE 1990 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 17.00% from $26.88 per Share to $31.45 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $26.56 per Share (-1.19%) on January 7, 2011 to a high of $31.45 per Share (+17.00%) on March 31, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 1.57% from $26.19 per Share to $25.78 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.12 per Share (+3.55%) on January 6, 2010 to a low of $23.60 per Share (-9.89%) on February 5, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 17.29% from $26.90 per Share to $31.55 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline, were partially offset by falling prices in natural gas during the Three Months Ended March 31, 2011 contributing to an overall 17.25% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Three Months Ended March 31, 2011 was $32.7 million, resulting from $0.1 million of interest income, net realized gain of $8.3 million, net unrealized gain of $24.7 million, and operating expenses of $0.4 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 0.62% from $26.01 per Share to $25.85 per Share. A decrease in the futures contract prices for Natural Gas was partially offset by rising prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Three Months Ended March 31, 2010 contributing to an overall 0.42% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended March 31, 2010 was $2.0 million, resulting from $0.1 million of interest income, net realized losses of $0.1 million, net unrealized losses of $1.4 million, and operating expenses of $0.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$239,974,396	1.39%	$7,566,061	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$161,480,810	1.66%	$5,381,104	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in three of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory manadate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the 2011 Proposed Rules represent 77.5% of original base weights of the Index Commodities.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light, Sweet Crude Oil	NYMEX (CL)	3,000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
[1]	Legend:

“NYMEX” means the New York Mercantile Exchange, or its successor.

[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	800,000	$31.11
Three Months Ended March 31, 2010	600,000	$25.04

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: May 6, 2011	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1