Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2011-05-06
CIK 1367306, 1383058

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

Indicate the number of outstanding Shares as of March 31, 2011: 21,000,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $541,912,837 and $478,916,966 respectively)	$541,965,390	$478,936,008
Cash held by broker	—	31,735,957
Net unrealized appreciation (depreciation) on futures contracts	143,211,090	87,536,560

Deposits with broker	685,176,480	598,208,525

Receivable for securities sold	5,999,980	—

Total assets	$691,176,460	$598,208,525

Liabilities
Payable to broker	$6,027,108	$—
Payable for shares redeemed	6,459,168	—
Management fee payable	418,659	381,105
Brokerage fee payable	57,597	10,346

Total liabilities	12,962,532	391,451

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	292	128

Total General shares	1,292	1,128

Shares:
Paid in capital—21,000,000 and 21,200,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	477,831,752	483,545,394
Accumulated earnings (deficit)	200,380,884	114,270,552

Total Shares	678,212,636	597,815,946

Total shareholders’ equity	678,213,928	597,817,074

Total liabilities and equity	$691,176,460	$598,208,525

Net asset value per share
General shares	$32.30	$28.20
Shares	$32.30	$28.20

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	0.89%	$5,999,982	$6,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	0.15	999,989	1,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	0.07	499,990	500,000
U.S. Treasury Bills, 0.045% due April 28, 2011	3.54	23,999,232	24,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	6.93	46,998,355	47,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	8.41	56,997,720	57,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	21.97	148,991,656	149,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	26.24	177,988,608	178,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	3.83	25,997,322	26,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	2.80	18,997,815	19,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	3.39	22,996,849	23,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	1.25	8,498,487	8,500,000
U.S. Treasury Bills, 0.10% due June 30, 2011	0.44	2,999,385	3,000,000

Total United States Treasury Obligations (cost $541,912,837)	79.91%	$541,965,390

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (6,382 contracts, settlement date June 21, 2011)	21.12%	$143,211,090

Net Unrealized Appreciation on Futures Contracts	21.12%	$143,211,090

Net unrealized appreciation is comprised entirely of unrealized gains of $143,211,090.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$169,105	$52,363

Expenses
Management Fee	1,122,349	636,251
Brokerage Commissions and Fees	59,859	12,325

Total Expenses	1,182,208	648,576

Net investment income (loss)	(1,013,103)	(596,213)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,418	(425)
Futures	31,413,140	5,296,910

Net realized gain (loss)	31,415,558	5,296,485

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	33,511	(22,411)
Futures	55,674,530	7,037,680

Net change in unrealized gain (loss)	55,708,041	7,015,269

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	87,123,599	12,311,754

Net Income (Loss)	$86,110,496	$11,715,541

Less: net income (loss) attributed to the non-controlling interest in subsidiary - related party	—	(32)

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$86,110,496	$11,715,509

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074

Sale of Shares					5,200,000	155,152,466		155,152,466	155,152,466

Redemption of Shares					(5,400,000)	(160,866,108)		(160,866,108)	(160,866,108)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(1,013,101)	(1,013,101)	(1,013,103)

Net realized gain (loss) on United States Treasury Obligations and Futures			60	60			31,415,498	31,415,498	31,415,558

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			106	106			55,707,935	55,707,935	55,708,041

Net Income (Loss)			164	164			86,110,332	86,110,332	86,110,496

Balance at March 31, 2011	40	$1,000	$292	$1,292	21,000,000	$477,831,752	$200,380,884	$678,212,636	$678,213,928

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					1,400,000	35,750,314		35,750,314	35,750,314		35,750,314

Redemption of Shares					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)		(65,561,690)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(596,211)	(596,211)	(596,212)	(1)	(596,213)

Net realized gain (loss) on United States Treasury Obligations and Futures			17	17			5,296,451	5,296,451	5,296,468	17	5,296,485

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			16	16			7,015,237	7,015,237	7,015,253	16	7,015,269

Net Income (Loss)			32	32			11,715,477	11,715,477	11,715,509	32	11,715,541

Balance at March 31, 2010	40	$1,000	$132	$1,132	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,543,766	$1,132	$339,544,898

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$86,110,496	$11,715,541
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(595,818,098)	(320,917,226)
Proceeds from securities sold and matured	532,993,750	343,989,313
Net accretion of discount on United States Treasury Obligations	(169,105)	(52,423)
Net realized (gain) loss on United States Treasury Obligations	(2,418)	425
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(55,708,041)	(7,015,269)
Change in operating receivables and liabilities:
Receivable for securities sold	(5,999,980)	—
Payable for securities purchased	—	3,998,586
Payable to broker	6,027,108	—
Management fee payable	37,554	81,509
Brokerage fee payable	47,251	(1,689)

Net cash provided by (used for) operating activities	(32,481,483)	31,798,767

Cash flows from financing activities:
Proceeds from sale of Shares	155,152,466	35,750,314
Payable for shares redeemed	6,459,168	—
Redemption of Shares	(160,866,108)	(65,561,690)

Net cash provided by (used for) financing activities	745,526	(29,811,376)

Net change in cash held by broker	(31,735,957)	1,987,391
Cash held by broker at beginning of period	31,735,957	15,134,140

Cash held by broker at end of period	$—	$17,121,531

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Oil Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (“DBIQ-OY CL ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index is Light Sweet Crude Oil (WTI) (the “Index Commodity”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $685,176,480 (or 99.13%) and $598,208,525 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $40,924,575 (or 5.97%) and $32,612,625 (or 5.45%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $1,122,349 and $636,251, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $418,659 and $381,105, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $59,859 and $12,325, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $57,597 and $10,346, respectively.

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

PowerShares DB Oil Fund

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

PowerShares DB Oil Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $40,924,575 and $32,612,625, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $6 million notional amount of United States Treasury Obligations which was unpaid as of March 31, 2011. As a result, a receivable for securities sold is reported for $5,999,980. As of December 31, 2010, the Fund did not have an amount receivable for securities sold.

(f) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2011, the futures contracts held by the Fund were in an unrealized appreciation position of $143,211,090, of which the Fund utilized $6,027,108 to purchase United States Treasury Obligations. As of December 31, 2010, the Fund did not have an amount payable to broker.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $143,211,090 and $87,536,560, respectively.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$541,965,390	$478,936,008
Commodity Futures Contracts (Level 1)	$143,211,090	$87,536,560

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	5,200,000	1,400,000	$155,152,466	$35,750,314
Shares Redeemed	(5,400,000)	(2,400,000)	(160,866,108)	(65,561,690)

Net Increase/(Decrease)	(200,000)	(1,000,000)	$(5,713,642)	$(29,811,376)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.20	$27.51
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.15	0.84
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	4.10	0.79
Net asset value per Share, end of period	$32.30	$28.30

Market value per Share, beginning of period	$28.22	$27.57

Market value per Share, end of period	$32.26	$28.12

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.70)%

Total expenses	0.79%	0.76%

Total Return, at net asset value **	14.54%	2.87%

Total Return, at market value **	14.32%	1.99%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (“DBIQ-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield”. The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The DBIQ Optimum Yield Crude Oil Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index Sponsor obtains information for inclusion in or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust and the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The DBIQ Optimum Yield Crude Oil Index Total Return™ (the “DBIQ-OY CL TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY CL TR™
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Light Sweet Crude Oil (WTI) Indices	14.55%	3.03%

AGGREGATE RETURN	14.55%	3.03%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY CL TR™. The only difference between (i) the Index and (ii) the DBIQ-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY CL TR™ does include such a component. The difference between the Index and the DBIQ-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(32.5) million and $31.8 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $595.8 million was paid to purchase United States Treasury Obligations and $533.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $320.9 million was paid to purchase United States Treasury Obligations and $344.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $55.7 million and by $7.0 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $0.7 million and ($29.8) million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $155.2 million and $35.8 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (“DBIQ-OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF DBO, DBONV AND DBOLIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ–Optimum Yield Crude Oil Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 14.32% from $28.22 per Share to $32.26 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $27.42 per Share (-2.83%) on January 25, 2011 to a high of $32.26 per Share (+14.32%) on March 31, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.99% from $27.57 per Share to $28.12 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $24.66 per Share (-10.55%) on February 8, 2010 to a high of $28.70 per Share (+4.10%) on January 6, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 14.54% from $28.20 per Share to $32.30 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2011 contributing to an overall 14.55% increase in the level of the DBIQ-OY CL TR™.

Net income for the Three Months Ended March 31, 2011 was $86.1 million, resulting from $0.2 million of interest income, net realized gain of $31.4 million, net unrealized gain of $55.7 million and operating expenses of $1.2 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 2.87% from $27.51 per Share to $28.30 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2010 contributing to an overall 3.03% increase in the level of the DBLCI-OY CL TR™.

Net gain for the Three Months Ended March 31, 2010 was $11.7 million, resulting from $0.1 million of interest income, net realized gains of $5.2 million, net unrealized gains of $7.0 million and operating expenses of $0.6 million.

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

Value at risk (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$691,176,460	1.52%	$23,967,023	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$598,208,525	1.57%	$21,845,028	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Under the Dodd-Frank Act, the CFTC is required, among other things, to establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of the Proposed Regulations and any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares of the Fund, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in a Fund trading at a premium or discount to net asset value of the Fund.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	5,400,000	$29.79
Three Months Ended March 31, 2010	2,400,000	$27.32

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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