Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2011-05-06
CIK 1367306, 1383057

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

.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $284,469,062 and $333,449,559 respectively)	$284,484,514	$333,464,321
Cash held by broker	20,158,848	46,738,919
Net unrealized appreciation (depreciation) on futures contracts	33,987,605	24,242,035

Deposits with broker	338,630,967	404,445,275

Total assets	$338,630,967	$404,445,275

Liabilities
Management fee payable	205,864	244,541
Brokerage fee payable	36,255	4,742

Total liabilities	242,119	249,283

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,183	1,073

Total General shares	2,183	2,073

Shares:
Paid in capital—6,200,000 and 7,800,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	206,769,640	286,631,820
Accumulated earnings (deficit)	131,617,025	117,562,099

Total Shares	338,386,665	404,193,919

Total shareholders’ equity	338,388,848	404,195,992

Total liabilities and equity	$338,630,967	$404,445,275

Net asset value per share
General shares	$54.58	$51.83
Shares	$54.58	$51.82

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	20.69%	$69,999,790	$70,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	6.80	22,999,747	23,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	6.65	22,499,528	22,500,000
U.S. Treasury Bills, 0.045% due April 28, 2011	22.46	75,997,568	76,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	2.66	8,999,685	9,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	3.25	10,999,560	11,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	0.29	999,944	1,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	0.59	1,999,872	2,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	1.18	3,999,588	4,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	2.66	8,998,965	9,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	4.73	15,997,808	16,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	9.45	31,994,304	32,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	2.66	8,998,155	9,000,000

Total United States Treasury Obligations (cost $284,469,062)	84.07%	$284,484,514

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,764 contracts, settlement date August 29, 2011)	2.50%	$8,482,840
Silver (449 contracts, settlement date December 28, 2011)	7.54	25,504,765

Net Unrealized Appreciation on Futures Contracts	10.04%	$33,987,605

Net unrealized appreciation is comprised entirely of unrealized gains of $33,987,605.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$111,618	$34,024

Expenses
Management Fee	650,075	493,860
Brokerage Commissions and Fees	34,671	23,339

Total Expenses	684,746	517,199

Net investment income (loss)	(573,128)	(483,175)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,154	36
Futures	4,879,750	22,248,695

Net realized gain (loss)	4,881,904	22,248,731

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	690	(13,544)
Futures	9,745,570	(20,569,840)

Net change in unrealized gain (loss)	9,746,260	(20,583,384)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	14,628,164	1,665,347

Net Income (Loss)	$14,055,036	$1,182,172

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(26)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$14,055,036	$1,182,146

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992

Sale of Shares					200,000	10,710,724		10,710,724	10,710,724

Redemption of Shares					(1,800,000)	(90,572,904)		(90,572,904)	(90,572,904)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(573,124)	(573,124)	(573,128)

Net realized gain (loss) on United States Treasury Obligations and Futures			38	38			4,881,866	4,881,866	4,881,904

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			76	76			9,746,184	9,746,184	9,746,260

Net Income (Loss)			110	110			14,054,926	14,054,926	14,055,036

Balance at March 31, 2011	40	$1,000	$1,183	$2,183	6,200,000	$206,769,640	$131,617,025	$338,386,665	$338,388,848

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					1,200,000	47,395,436		47,395,436	47,395,436		47,395,436

Redemption of Shares					(1,600,000)	(59,389,244)		(59,389,244)	(59,389,244)		(59,389,244)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(483,171)	(483,171)	(483,173)	(2)	(483,175)

Net realized gain (loss) on United States Treasury Obligations and Futures			135	135			22,248,461	22,248,461	22,248,596	135	22,248,731

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(107)	(107)			(20,583,170)	(20,583,170)	(20,583,277)	(107)	(20,583,384)

Net Income (Loss)			26	26			1,182,120	1,182,120	1,182,146	26	1,182,172

Balance at March 31, 2010	40	$1,000	$531	$1,531	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,615,592	$1,531	$252,617,123

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$14,055,036	$1,182,172
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(294,400,907)	(223,453,114)
Proceeds from securities sold and matured	343,495,176	257,498,213
Net accretion of discount on United States Treasury Obligations	(111,618)	(34,161)
Net realized (gain) loss on United States Treasury Obligations	(2,154)	(36)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(9,746,260)	20,583,384
Change in operating receivables and liabilities:
Payable to broker	—	(9,709,456)
Management fee payable	(38,677)	(8,836)
Brokerage fee payable	31,513	156

Net cash provided by (used for) operating activities	53,282,109	46,058,322

Cash flows from financing activities:
Proceeds from sale of Shares	10,710,724	47,395,436
Redemption of Shares	(90,572,904)	(59,389,244)

Net cash provided by (used for) financing activities	(79,862,180)	(11,993,808)

Net change in cash held by broker	(26,580,071)	34,064,514
Cash held by broker at beginning of period	46,738,919	—

Cash held by broker at end of period	$20,158,848	$34,064,514

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Precious Metals Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index are gold and silver (the “Index Commodities”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $338,630,967 (or 100%) and $404,445,275 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $17,182,886 (or 5.07%) and $19,391,738 (or 4.79%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $650,075 and $493,860, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $205,864 and $244,541, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $34,671 and $23,339, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $36,255 and $4,742, respectively.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $17,182,886 and $19,391,738, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011 the Fund had cash held by the Commodity Broker of $20,158,848. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $46,738,919. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $33,987,605 and $24,242,035, respectively.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$284,484,514	$333,464,321
Commodity Futures Contracts (Level 1)	$33,987,605	$24,242,035

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	200,000	1,200,000	$10,710,724	$47,395,436
Shares Redeemed	(1,800,000)	(1,600,000)	(90,572,904)	(59,389,244)

Net Increase/(Decrease)	(1,600,000)	(400,000)	$(79,862,180)	$(11,993,808)

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$51.82	$37.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.84	0.71
Net investment income (loss)	(0.08)	(0.07)

Net income (loss)	2.76	0.64
Net asset value per Share, end of period	$54.58	$38.27

Market value per Share, beginning of period	$51.82	$37.67

Market value per Share, end of period	$54.35	$38.25

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.74)%

Total expenses	0.79%	0.79%

Total Return, at net asset value **	5.33%	1.70%

Total Return, at market value **	4.88%	1.54%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets. From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2011:

Index Commodity	Fund Weight (%)
Gold	74.90
Silver	25.10

Closing Level as at March 31, 2011:	100.00

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

The DBIQ Optimum Yield Precious Metals Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The DBIQ Optimum Yield Precious Metals Index Total Return™ (the “DBIQ-OY Precious Metals TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

	Aggregate returns for indices in the DBIQ-OY Precious Metals TR™
Underlying Index	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Gold Indices	0.98%	1.45%
DB Silver Indices	21.81%	3.96%

AGGREGATE RETURN	5.52%	1.94%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Precious Metals TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Precious Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Precious Metals TR™ does include such a component. The difference between the Index and the DBIQ-OY Precious Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Precious Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by operating activities was $53.3 million and $46.1 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $294.4 million was paid to purchase United States Treasury Obligations and $343.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $223.5 million was paid to purchase United States Treasury Obligations and $257.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $9.8 million and decreased by $20.6 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $79.9 million and $12.0 million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $10.7 million and $47.4 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Precious Metals Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 4.88% from $51.82 per Share to $54.35 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.03 per Share (-9.24%) on January 27, 2011 to a high of $54.39 per Share (+4.96%) on March 23, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 1.54% from $37.67 per Share to $38.25 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $39.92 per Share (+5.97%) on January 11, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 5.33% from $51.82 per Share to $54.58 per Share. Rising prices of gold and silver futures contracts during the Three Months Ended March 31, 2011 contributing to an overall 5.52% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2011 was $14.1 million, resulting from $0.1 million of interest income, net realized gain of $4.9 million, net unrealized gain of $9.8 million and operating expenses of $0.7 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 1.70% from $37.63 per Share to $38.27 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended March 31, 2010 contributed to an overall 1.94% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2010 was $1.2 million, resulting from $0.1 million of interest income, net realized gains of $22.2 million, net unrealized losses of $20.6 million, and operating expenses of $0.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$338,630,967	1.09%	$8,578,168	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$404,445,275	1.15%	$10,870,779	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in both commodities included in the Index (gold and silver, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. All of the Index Commodities are Referenced Contracts subject to the 2011 Proposed Rules.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	1,800,000	$50.32
Three Months Ended March 31, 2010	1,600,000	$37.12

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

By: DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 6, 2011	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1