Form 10-Q
period 2011-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2011-05-09
CIK 1367306, 1383082

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of March 31, 2011: 115,400,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statement of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,627,473,966 and $2,386,667,824 respectively)	$3,627,730,558	$2,386,743,778
Cash held by broker	38,279,458	—
Net unrealized appreciation (depreciation) on futures contracts	285,468,609	370,363,896

Deposits with broker	3,951,478,625	2,757,107,674

Receivable for shares issued	61,590,420	—

Total assets	$4,013,069,045	$2,757,107,674

Liabilities
Payable to broker	$—	$42,559,235
Payable for securities purchased	60,987,038	—
Management fee payable	2,724,824	1,833,438
Brokerage fee payable	560,682	5,793

Total liabilities	64,272,544	44,398,466

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	369	295

Total General shares	1,369	1,295

Shares:
Paid in capital—115,400,000 and 83,800,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3,673,263,842	2,601,330,830
Accumulated earnings (deficit)	275,531,290	111,377,083

Total Shares	3,948,795,132	2,712,707,913

Total shareholders’ equity	3,948,796,501	2,712,709,208

Total liabilities and equity	$4,013,069,045	$2,757,107,674

Net asset value per share
General shares	$34.23	$32.38
Shares	$34.22	$32.37

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	18.67%	$736,997,789	$737,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	6.86	270,997,019	271,000,000
U.S. Treasury Bills, 0.075% due April 21, 2011	2.45	96,897,965	96,900,000
U.S. Treasury Bills, 0.045% due April 28, 2011	11.02	434,986,080	435,000,000
U.S. Treasury Bills, 0.15% due May 5, 2011	15.09	595,979,140	596,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	11.24	443,982,240	444,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	5.14	202,988,632	203,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	7.19	283,981,824	284,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	3.62	142,985,271	143,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	1.55	60,992,985	61,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	4.89	192,973,559	193,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	1.57	61,988,964	62,000,000
U.S. Treasury Bills, 0.10% due June 30, 2011	2.58	101,979,090	102,000,000

Total United States Treasury Obligations (cost $3,627,473,966)	91.87%	$3,627,730,558

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (13,769 contracts, settlement date May 13, 2011)	(1.24)%	$(49,074,930)
Coffee (4,909 contracts, settlement date May 18, 2011)	0.43	16,911,656
Corn (5,004 contracts, settlement date March 14, 2012)	0.16	6,408,313
Corn (7,948 contracts, settlement date December 12, 2011)	0.71	28,131,238
Cotton (1,398 contracts, settlement date May 06, 2011)	0.44	17,250,540
Feeder Cattle (1,599 contracts, settlement date May 26, 2011)	0.18	7,167,913
Feeder Cattle (932 contracts, settlement date August 25, 2011)	0.07	2,769,613
Lean Hogs (4,095 contracts, settlement date July 15, 2011)	0.14	5,562,320
Lean Hogs (4,099 contracts, settlement date June 14, 2011)	0.30	11,779,920
Live Cattle (4,779 contracts, settlement date August 31, 2011)	0.24	9,416,200
Live Cattle (5,399 contracts, settlement date June 30, 2011)	0.48	18,911,160
Red Wheat (2,034 contracts, settlement date July 14, 2011)	0.10	3,873,750
Red Wheat (293 contracts, settlement date December 14, 2011)	0.01	405,313
Soybean Meal (2,441 contracts, settlement date December 14, 2011)	0.09	3,760,720
Soybean Oil (2,608 contracts, settlement date December 14, 2011)	0.06	2,426,982
Soybeans (3,826 contracts, settlement date November 14, 2011)	1.45	57,341,000
Soybeans (2,060 contracts, settlement date January 13, 2012)	0.44	17,449,088
Sugar (14,955 contracts, settlement date June 30, 2011)	1.32	52,200,154
Wheat (2,086 contracts, settlement date June 30, 2011)	0.46	18,110,025
Wheat (625 contracts, settlement date December 14, 2011)	0.03	1,033,813
Wheat KCB (4,999 contracts, settlement date July 14, 2011)	1.34	52,965,850
Wheat KCB (323 contracts, settlement date December 14, 2011)	0.02	667,971

Net Unrealized Appreciation on Futures Contracts	7.23%	$285,468,609

Net unrealized appreciation is comprised of unrealized gains of $356,630,635 and unrealized losses of $71,162,026.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$1,070,615	$372,617

Expenses
Management Fee	7,091,062	5,235,667
Brokerage Commissions and Fees	1,169,788	452,431

Total Expenses	8,260,850	5,688,098

Net investment income (loss)	(7,190,235)	(5,315,481)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	23,885	898
Futures	256,035,280	(41,441,493)
Foreign Currency Translation	—	(63,481)

Net realized gain (loss)	256,059,165	(41,504,076)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	180,638	(99,696)
Futures	(84,895,287)	(173,067,134)
Foreign Currency Translation	—	217

Net change in unrealized gain (loss)	(84,714,649)	(173,166,613)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	171,344,516	(214,670,689)

Net Income (Loss)	$164,154,281	$(219,986,170)

Less: net income (loss) attributed to the non-controlling interest in subsidiary - related party	—	88

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund	$164,154,281	$(219,986,082)

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$295	$1,295	83,800,000	$2,601,330,830	$111,377,083	$2,712,707,913	$2,712,709,208

Sale of Shares					44,200,000	1,506,219,118		1,506,219,118	1,506,219,118

Redemption of Shares					(12,600,000)	(434,286,106)		(434,286,106)	(434,286,106)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(7,190,232)	(7,190,232)	(7,190,235)

Net realized gain (loss) on United States Treasury Obligations and Futures			115	115			256,059,050	256,059,050	256,059,165

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(38)	(38)			(84,714,611)	(84,714,611)	(84,714,649)

Net Income (Loss)			74	74			164,154,207	164,154,207	164,154,281

Balance at March 31, 2011	40	$1,000	$369	$1,369	115,400,000	$3,673,263,842	$275,531,290	$3,948,795,132	$3,948,796,501

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					10,800,000	283,303,252		283,303,252	283,303,252		283,303,252

Redemption of Shares					(9,800,000)	(247,834,942)		(247,834,942)	(247,834,942)		(247,834,942)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(5,315,477)	(5,315,477)	(5,315,479)	(2)	(5,315,481)

Net realized gain (loss) on United States Treasury Obligations and Futures			(16)	(16)			(41,504,044)	(41,504,044)	(41,504,060)	(16)	(41,504,076)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(70)	(70)			(173,166,473)	(173,166,473)	(173,166,543)	(70)	(173,166,613)

Net Income (Loss)			(88)	(88)			(219,985,994)	(219,985,994)	(219,986,082)	(88)	(219,986,170)

Balance at March 31, 2010	40	$1,000	$(31)	$969	96,200,000	$2,834,202,662	$(503,020,621)	$2,331,182,041	$2,331,183,010	$969	$2,331,183,979

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$164,154,281	$(219,986,170)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,943,590,184)	(2,312,384,988)
Proceeds from securities sold and matured	2,703,878,542	2,243,890,994
Net accretion of discount on United States Treasury Obligations	(1,070,615)	(373,372)
Net realized (gain) loss on United States Treasury Obligations	(23,885)	(898)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	84,714,649	173,166,830
Change in operating receivables and liabilities:
Payable for securities purchased	60,987,038	30,989,029
Payable to broker	(42,559,235)	(128,609)
Management fee payable	891,386	152,101
Brokerage fee payable	554,889	(6,889)

Net cash provided by (used for) operating activities	(972,063,134)	(84,681,972)

Cash flows from financing activities:
Proceeds from sale of Shares	1,506,219,118	283,303,252
Receivable for shares issued	(61,590,420)	—
Redemption of Shares	(434,286,106)	(247,834,942)

Net cash provided by (used for) financing activities	1,010,342,592	35,468,310

Net change in cash held by broker	38,279,458	(49,213,662)
Cash held by broker at beginning of period	—	241,997,015

Cash held by broker at end of period	$38,279,458	$192,783,353

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in the DB Agriculture Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

(2) Fund Investment Overview

During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the DBIQ Diversified Agriculture Index Excess ReturnTM (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the name change. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in all eleven commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

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

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $3,951,478,625 (or 98.47%) and $2,757,107,674 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $274,914,275 (or 6.96%) and $197,281,943 (or 7.16%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $7,091,062 and $5,235,667, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $2,724,824 and $1,833,438, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $1,169,788 and $452,431, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $560,682 and $5,793, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $274,914,275 and $197,281,943, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $61,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2011. As a result a payable for securities purchased is reported for $60,987,038. There was no payable for securities purchased balance as of December 31, 2010.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2011, the Fund held cash by the Commodity Broker of $38,279,458. As of December 31, 2010 the Fund held no cash. There were no cash equivalents held by the Fund as of March 31, 2011 and December 31, 2010.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2011, the Fund did not have an amount payable to Broker. As of December 31, 2010, the futures contracts held by the Fund were in an unrealized appreciation position of $370,363,896, of which the Fund utilized $42,559,235 to purchase United States Treasury Obligations.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $285,468,609 and $370,363,896, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$3,627,730,558	$2,386,743,778
Commodity Futures Contracts (Level 1)	$285,468,609	$370,363,896

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	44,200,000	10,800,000	$1,506,219,118	$283,303,252
Shares Redeemed	(12,600,000)	(9,800,000)	(434,286,106)	(247,834,942)

Net Increase/(Decrease)	31,600,000	1,000,000	$1,071,933,012	$35,468,310

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$32.37	$26.43

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	1.92	(2.15)
Net investment income (loss)	(0.07)	(0.05)

Net income (loss)	1.85	(2.20)
Net asset value per Share, end of period	$34.22	$24.23

Market value per Share, beginning of period	$32.35	$26.44

Market value per Share, end of period	$34.23	$24.22

Ratio to average Net Assets*
Net investment income (loss)	(0.86)%	(0.86)%

Total expenses	0.98%	0.92%

Total Return, at net asset value**	5.72%	(8.32)%

Total Return, at market value**	5.81%	(8.40)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Agriculture Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires. During the period from January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the DBIQ Diversified Agriculture Index Excess ReturnTM (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the name change. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (the “Index Commodities”). The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11

Index Commodity	Index Base Weight (%)
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2011:

Index Commodity	Fund Weight (%)
Corn	10.36
Soybeans	10.45
Wheat	5.57
Kansas City Wheat	6.23
Sugar	10.67
Cocoa	10.34
Coffee	12.37
Cotton	3.56
Live Cattle	12.59
Feeder Cattle	4.52
Lean Hogs	8.67
Soybean Meal	2.29
Soybean Oil	2.38

Closing Level as of March 31, 2011:	100.00

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the Fund’s index on the Base Date.

The DBIQ Diversified Agriculture Index™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2011, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is November 2011, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2011 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is November 2011, the Delivery Month of an eligible new OY Index Commodity futures contract must be between December 2011 and October 2012. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After selection of the replacement futures contract, each OY Index Commodity futures contract will be rolled as provided in the sub-paragraph “Monthly Index Roll Period with respect to both OY Index Commodities and Non-OY Index Commodities.”

Contract Selection (the Non-OY Commodities only)

On the first Index Business Day of each month, a new Non-OY Commodity futures contract will be selected to replace the old Non-OY Commodity futures contract. The new Non-OY Commodity futures contract selected is as provided in the following schedule:

Contract	Exchange (Symbol)	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Cocoa	ICE-US (CC)	H	K	K	N	N	U	U	Z	Z	Z	H	H
Coffee	ICE-US (KC)	H	K	K	N	N	U	U	Z	Z	Z	H	H
Cotton	ICE-US (CT)	H	K	K	N	N	Z	Z	Z	Z	Z	H	H
Live Cattle	CME (LC)	J	J	M	M	Q	Q	V	V	Z	Z	G	G
Feeder Cattle	CME (FC)	H	J	K	Q	Q	Q	U	V	X	F	F	H
Lean Hogs	CME (LH)	J	J	M	M	N	Q	V	V	Z	Z	G	G

Month Letter Codes
Month	Letter Code
January	F
February	G
March	H
April	J
May	K
June	M
July	N
August	Q
September	U
October	V

Month Letter Codes
Month	Letter Code
November	X
December	Z

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The DBIQ Diversified Agriculture Index Total Return™ (the “DBIQ Diversified Agriculture TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ DIVERSIFIED AGRICULTURE TR™
Underlying Index	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Corn Indices	11.29%	(14.61)%
DB Soybean Indices	6.64%	(9.47)%
DB Wheat Indices	(3.91)%	(18.00)%
DB Kansas City Wheat Indices	6.19%	(15.43)%
DB Sugar Indices	(4.40)%	(28.26)%
DB Cocoa Indices	(3.06)%	(10.74)%
DB Coffee Indices	9.02%	(1.24)%
DB Cotton Indices	40.16%	4.24%
DB Live Cattle Indices	6.34%	5.75%
DB Feeder Cattle Indices	9.73%	14.57%
DB Lean Hogs Indices	8.11%	6.41%

AGGREGATE RETURNS	5.56%	(8.37)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ Diversified Agriculture TR™. The only difference between the (i) Index (the “Excess Return Index”) and (ii) the DBIQ Diversified Agriculture

TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. The difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index .. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

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

Operating Activities

Net cash flow used for operating activities was $972.0 million and $84.7 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $3,943.6 million was paid to purchase United States Treasury Obligations and $2,703.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $2,312.4 million was paid to purchase United States Treasury Obligations and $2,243.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $84.7 million and by $173.2 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,010.3 million and $35.5 million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $1,506.2 million and $283.3 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Diversified Agriculture Index Excess Return™ (“DBIQ Diversified Agriculture ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF DBA, DBANV AND DBAGIX FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Diversified Agriculture Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JANUARY 1989 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 5.81% from $32.35 per Share to $34.23 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $31.57 per Share (-2.41%) on January 6, 2011 to a high of $35.44 per Share (+9.55%) on March 3, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 8.40% from $26.44 per Share to $24.22 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.01 per Share (+2.16%) on January 6, 2010, to a low of $24.04 per Share (-9.08%) on March 26, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 5.72% from $32.37 per Share to $34.22 per Share. An increase in futures contract prices for corn, soybeans, cotton, coffee, live cattle, Kansas wheat, feeder cattle and lean hogs was partially offset by decreases in the futures contract prices of wheat, sugar and cocoa during the Three Months Ended March 31, 2011, contributing to an overall 5.56% increase in the level of the DBIQ Diversified Agriculture TR™ .

Net income for the Three Months Ended March 31, 2011 was $164.2 million, resulting from $1.1 million of interest income, net realized gain of $256.1 million, net unrealized loss of $84.7 million and operating expenses of $8.3 million.

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 8.32% from $26.43 per Share to $24.23 per Share. A decrease in futures contract prices for sugar, wheat, Kansas wheat, corn, soybean, cocoa and coffee was partially offset by increases in the futures contract prices of feeder cattle, lean hogs, live cattle and cotton during the Three Months Ended March 31, 2010, resulting in an overall 8.37% decrease in the level of the DBLCI Diversified Agriculture TR™.

Net loss for the Three Months Ended March 31, 2010 was $220.0 million, resulting from $0.4 million of interest income, net realized loss of $41.5 million, net unrealized loss of $173.2 million and operating expenses of $5.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$4,013,069,045	1.10%	$100,975,907	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,757,107,674	1.03%	$64,797,071	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011 except for the following:

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Cotton #2	ICE-US (CT)	300 – Spot Month 3,500 – Single Month 5,000 – All Months Combined
Sugar #11	ICE-US (SB)	5,000 – Spot Month
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 - All Months Combined
Kansas City Wheat	KCB (KW)	600 - Spot Month (Spot month limits go into effect on a contract at the close of trade the day before its first delivery notice day.) 5,000 – Single Month 6,500 - All Months Combined
Cocoa	ICE-US (CC)	1,000 – Notice Period
Coffee	ICE-US (KC)	500 – Notice Period
Live Cattle	CME (LC)

450 – Spot Month (as of the close of business on the first business day following the first Friday of the contract month)

300 – Spot Month (as of the close of business on the business day immediately preceding the last five business days of the contract month)

6,300 – Single Month

Feeder Cattle	CME (FC)	300 – Spot Month (during the last ten days of trading) 1,950- Single Month
Lean Hogs	CME (LH)	950 – Spot Month (as of the close of business on the fifth business day of the contract month) 4,150 – Single Month

[1]	Legend:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	12,600,000	$34.47
Three Months Ended March 31, 2010	9,800,000	$25.29

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB Agriculture Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund– December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Agriculture Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2010, (vii) the Unaudited Statement of Cash Flows of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB Agriculture Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund– December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Agriculture Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2010, (vii) the Unaudited Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund, tagged as blocks of text.

E-1