Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2011-08-05
CIK 1367306, 1383055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of outstanding Shares as of June 30, 2011: 5,000,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Reserved	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $237,487,715 and $288,439,987 respectively)	$237,497,353	$288,453,722
Cash held by broker	10,478,239	32,656,223
Net unrealized appreciation (depreciation) on futures contracts	15,547,570	10,398,620

Deposits with broker	263,523,162	331,508,565

Total assets	$263,523,162	$331,508,565

Liabilities
Management fee payable	$158,990	$206,603
Brokerage fee payable	27,256	4,945

Total liabilities	186,246	211,548

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,107	1,008

Total General shares	2,107	2,008

Shares:
Paid in capital—5,000,000 and 6,600,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	163,421,436	240,826,494
Accumulated earnings (deficit)	99,913,373	90,468,515

Total Shares	263,334,809	331,295,009

Total shareholders’ equity	263,336,916	331,297,017

Total liabilities and equity	$263,523,162	$331,508,565

Net asset value per share
General shares	$52.68	$50.20
Shares	$52.67	$50.20

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	13.29%	$34,999,965	$35,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	2.28	5,999,988	6,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	1.33	3,499,986	3,500,000
U.S. Treasury Bills, 0.025% due August 11, 2011	18.23	47,999,712	48,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	10.63	27,999,804	28,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	0.38	999,992	1,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	17.85	46,999,436	47,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	5.70	14,999,850	15,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	9.49	24,999,475	25,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	4.94	12,999,545	13,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	6.07	15,999,600	16,000,000

Total United States Treasury Obligations (cost $237,487,715)	90.19%	$237,497,353

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (1,761 contracts, settlement date August 29, 2011)	5.90%	$15,547,570

Net Unrealized Appreciation on Futures Contracts	5.90%	$15,547,570

Net unrealized appreciation is comprised entirely of unrealized gains of $15,547,570.

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

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$42,185	$51,825	$128,480	$79,174

Expenses
Management Fee	488,095	320,160	1,004,062	617,661
Brokerage Commissions and Fees	415	7,075	27,933	23,140

Total Expenses	488,510	327,235	1,031,995	640,801

Net investment income (loss)	(446,325)	(275,410)	(903,515)	(561,627)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	679	(862)	4,499	(483)
Futures	2,153,169	235,720	5,199,120	27,730,370

Net realized gain (loss)	2,153,848	234,858	5,203,619	27,729,887

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,686)	(1,102)	(4,097)	(11,801)
Futures	8,609,420	17,275,090	5,148,950	(7,683,730)

Net change in unrealized gain (loss)	8,602,734	17,273,988	5,144,853	(7,695,531)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	10,756,582	17,508,846	10,348,472	20,034,356

Net Income (Loss)	$10,310,257	$17,233,436	$9,444,957	$19,472,729

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(183)	—	(202)

Net Income (Loss) Attributable to PowerShares DB Gold Fund	$10,310,257	$17,233,253	$9,444,957	$19,472,527

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$1,024	$2,024	4,400,000	$133,003,680	$89,603,199	$222,606,879	$222,608,903

Sale of Shares					1,000,000	51,512,966		51,512,966	51,512,966

Redemption of Shares					(400,000)	(21,095,210)		(21,095,210)	(21,095,210)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(446,323)	(446,323)	(446,325)

Net realized gain (loss) on United States Treasury Obligations and Futures			5	5			2,153,843	2,153,843	2,153,848

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			80	80			8,602,654	8,602,654	8,602,734

Net Income (Loss)			83	83			10,310,174	10,310,174	10,310,257

Balance at June 30, 2011	40	$1,000	$1,107	$2,107	5,000,000	$163,421,436	$99,913,373	$263,334,809	$263,336,916

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$590	$1,590	4,000,000	$121,983,120	$37,043,220	$159,026,340	$159,027,930	$1,590	$159,029,520

Sale of Shares					2,000,000	87,737,472		87,737,472	87,737,472		87,737,472

Redemption of Shares					(600,000)	(24,596,254)		(24,596,254)	(24,596,254)		(24,596,254)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(275,404)	(275,404)	(275,407)	(3)	(275,410)

Net realized gain (loss) on United States Treasury Obligations and Futures			3	3			234,852	234,852	234,855	3	234,858

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			183	183			17,273,622	17,273,622	17,273,805	183	17,273,988

Net Income (Loss)			183	183			17,233,070	17,233,070	17,233,253	183	17,233,436

Balance at June 30, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017

Sale of Shares					1,000,000	51,512,966		51,512,966	51,512,966

Redemption of Shares					(2,600,000)	(128,918,024)		(128,918,024)	(128,918,024)

Net Income (Loss)

Net investment income (loss)			(10)	(10)			(903,505)	(903,505)	(903,515)

Net realized gain (loss) on United States Treasury Obligations and Futures			35	35			5,203,584	5,203,584	5,203,619

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			74	74			5,144,779	5,144,779	5,144,853

Net Income (Loss)			99	99			9,444,858	9,444,858	9,444,957

Balance at June 30, 2011	40	$1,000	$1,107	$2,107	5,000,000	$163,421,436	$99,913,373	$263,334,809	$263,336,916

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

Sale of Shares					2,200,000	95,757,160		95,757,160	95,757,160		95,757,160

Redemption of Shares					(1,400,000)	(56,490,246)		(56,490,246)	(56,490,246)		(56,490,246)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(561,615)	(561,615)	(561,621)	(6)	(561,627)

Net realized gain (loss) on United States Treasury Obligations and Futures			290	290			27,729,307	27,729,307	27,729,597	290	27,729,887

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(82)	(82)			(7,695,367)	(7,695,367)	(7,695,449)	(82)	(7,695,531)

Net Income (Loss)			202	202			19,472,325	19,472,325	19,472,527	202	19,472,729

Balance at June 30, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$9,444,957	$19,472,729
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(457,909,617)	(364,887,482)
Proceeds from securities sold and matured	508,994,868	315,996,998
Net accretion of discount on United States Treasury Obligations	(128,480)	(79,174)
Net realized (gain) loss on United States Treasury Obligations	(4,499)	483
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(5,144,853)	7,695,531
Change in operating receivables and liabilities:
Payable for securities purchased	—	5,997,725
Payable to broker	—	(13,645,890)
Management fee payable	(47,613)	46,944
Brokerage fee payable	22,311	2,935

Net cash provided by (used for) operating activities	55,227,074	(29,399,201)

Cash flows from financing activities:
Proceeds from sale of Shares	51,512,966	95,757,160
Redemption of Shares	(128,918,024)	(56,490,246)

Net cash provided by (used for) financing activities	(77,405,058)	39,266,914

Net change in cash held by broker	(22,177,984)	9,867,713
Cash held by broker at beginning of period	32,656,223	—

Cash held by broker at end of period	$10,478,239	$9,867,713

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements

June 30, 2011

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Gold Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $263,523,162 (or 100%) and $331,508,565 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,698,075 (or 4.06%) and

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

$14,118,300 (or 4.26%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $488,095 and $320,160, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,004,062 and $617,661, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $158,990 and $206,603, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $415 and $7,075, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $27,933 and $23,140, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $27,256 and $4,945, respectively.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the periods previously described, and all significant inter-company balances and transactions were eliminated.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $10,698,075 and $14,118,300, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011 the Fund had $10,478,239 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had $32,656,223 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $15,547,570 and $10,398,620, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in
Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$237,497,353	$288,453,722
Commodity Futures Contracts (Level 1)	$15,547,570	$10,398,620

There were no Level 2 or Level 3 holdings as of June 30, 2011 and December 31, 2010.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	1,000,000	2,000,000	$51,512,966	$87,737,472	1,000,000	2,200,000	$51,512,966	$95,757,160
Shares Redeemed	(400,000)	(600,000)	(21,095,210)	(24,596,254)	(2,600,000)	(1,400,000)	(128,918,024)	(56,490,246)

Net Increase/ (Decrease)	600,000	1,400,000	$30,417,756	$63,141,218	(1,600,000)	800,000	$77,405,058	$39,266,914

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$50.59	$39.76	$50.20	$39.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.17	4.64	2.64	5.20
Net investment income (loss)	(0.09)	(0.07)	(0.17)	(0.14)

Net income (loss)	2.08	4.57	2.47	5.06
Net asset value per Share, end of period	$52.67	$44.33	$52.67	$44.33

Market value per Share, beginning of period	$50.47	$39.71	$50.16	$39.22

Market value per Share, end of period	$52.54	$44.31	$52.54	$44.31

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.64)%	(0.68)%	(0.68)%

Total expenses	0.75%	0.76%	0.77%	0.77%

Total Return, at net asset value **	4.11%	11.49%	4.92%	12.89%

Total Return, at market value **	4.10%	11.58%	4.74%	12.98%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Gold Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Gold Master Fund (the “Master Fund”), a series of the DB Multi-Sector Commodity Trust (the “Master Trust”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (“the DBIQ-OY GC ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index are identical to the Index.

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

Performance Summary

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Index Total Return™ (the “DBIQ-OY GC TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™ (the “DBLCI-OY GC

ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Index—Optimun Yield Gold Total Return™ (the “DBLCI-OY Gold TR™”) and the DBIQ-OY GC TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY GC TR™ and the DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY GC TR™ or DBLCI-OY Gold TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011

and the Six Months Ended June 30, 2011 and Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns

for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™ & DBLCI-OY Gold TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
DB Gold Indices	4.28%	11.79%	5.30%	13.41%

AGGREGATE RETURN	4.28%	11.79%	5.30%	13.41%

*

From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY GC ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY GC TR™. The only difference between (i) the Index and (ii) the DBIQ-OY GC TR™ is that the Index do not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY GC TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

The Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the commodity futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $55.2 million and $(29.4) million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $457.9 million was paid to purchase United States Treasury Obligations and $509.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $364.9 million was paid to purchase United States Treasury Obligations and $316.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.1 million and decreased by $7.7 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(77.4) million and $39.3 million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $51.5 million and $95.8 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DGL”), (ii) the Fund’s NAV (as reflected by the graph “DGLNV”), and (iii) the closing levels of the Index (as reflected by the graph “DGLDIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE THREE MONTHS ENDED

JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 4.10% from $50.47 per Share to $52.54 per Share. The Share price low and high for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a low of $50.18 per Share (-0.57%) on April 1, 2011 to a high of $54.87 per Share (+8.72%) on April 29, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 11.58% from $39.71 per Share to $44.31 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $40.20 per Share (+1.23%) on April 1, 2010 to a high of $44.80 per Share (+12.82%) on June 18, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 4.11% from $50.59 per Share to $52.67 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2011 contributed to an overall 4.28% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended June 30, 2011 was $10.3 million, resulting from interest income of $0.1 million, net realized gain of $2.1 million, net unrealized gain of $8.6 million, and operating expenses of $0.5 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 11.49% from $39.76 per Share to $44.33 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2010 contributed to an 11.79% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended June 30, 2010 was $17.2 million, resulting from $0.1 million of interest income, net realized gains of $0.2 million, net unrealized gains of $17.2 million, and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 4.74% from $50.16 per Share to $52.54 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $46.22 per Share (-7.85%) on January 27, 2011 to a high of $54.87 per Share (+9.39%) on April 29, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 12.98% from $39.22 per Share to $44.31 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $44.80 per Share (+14.23%) on June 18, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 4.92% from $50.20 per Share to $52.67 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2011 contributing to an overall 5.30% increase in the level of the DBIQ-OY GC TR™.

Net income for the Six Months Ended June 30, 2011 was $9.4 million, resulting interest income of $0.1 million, net realized gain of $5.2 million, net unrealized gain of $5.1 million, and operating expenses of $1.0 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 12.89% from $39.27 per Share to $44.33 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2010 contributed to a 13.41% increase in the level of the DBLCI-OY GC TR™.

Net income for the Six Months Ended June 30, 2010 was $19.5 million, resulting from $0.1 million of interest income, net realized gains of $27.7 million, net unrealized losses of $7.7 million, and operating expenses of $0.6 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$263,523,162	0.88%	$5,371,453	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$331,508,565	1.01%	$7,782,065	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of June 30, 2011 relating to the Index Commodity is as follows:

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

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the Proposed Regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

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

The Fund is subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity, may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	400,000	$52.74
Three Months Ended June 30, 2010	600,000	$40.99

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1