Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2011-08-05
CIK 1367306, 1383082

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

Indicate the number of outstanding Shares as of June 30, 2011: 96,000,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	31
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Reserved	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,014,783,771 and $2,386,667,824 respectively)	$3,014,883,998	$2,386,743,778
Cash held by broker	40,398,172	—
Net unrealized appreciation (depreciation) on futures contracts	18,700,922	370,363,896

Deposits with broker	3,073,983,092	2,757,107,674

Receivable for securities sold	51,999,786	—

Total assets	$3,125,982,878	$2,757,107,674

Liabilities
Payable to broker	$—	$42,559,235
Payable for shares redeemed	51,488,072	—
Management fee payable	2,261,861	1,833,438
Brokerage fee payable	572	5,793

Total liabilities	53,750,505	44,398,466

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	280	295

Total General shares	1,280	1,295

Shares:
Paid in capital—96,000,000 and 83,800,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3,035,280,044	2,601,330,830
Accumulated earnings (deficit)	36,951,049	111,377,083

Total Shares	3,072,231,093	2,712,707,913

Total shareholders’ equity	3,072,232,373	2,712,709,208

Total liabilities and equity	$3,125,982,878	$2,757,107,674

Net asset value per share
General shares	$32.00	$32.38
Shares	$32.00	$32.37

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	25.68%	$788,999,211	$789,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	8.17	250,999,498	251,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	0.13	3,899,977	3,900,000
U.S. Treasury Bills, 0.005% due July 28, 2011	12.66	388,998,444	389,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	16.99	521,998,956	522,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	7.16	219,998,680	220,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	5.11	156,998,901	157,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	6.54	200,998,392	201,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	4.66	142,998,284	143,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	3.25	99,999,000	100,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	5.86	179,996,220	180,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	0.29	8,999,685	9,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	1.63	49,998,750	50,000,000

Total United States Treasury Obligations (cost $3,014,783,771)	98.13%	$3,014,883,998

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (11,355 contracts, settlement date September 15, 2011)	0.92%	$28,160,520
Coffee (3,992 contracts, settlement date September 20, 2011)	(0.08)	(2,484,938)
Corn (7,405 contracts, settlement date December 14, 2011)	0.79	24,184,087
Corn (4,662 contracts, settlement date March 14, 2012)	0.17	5,367,875
Cotton (1,416 contracts, settlement date December 07, 2011)	(0.38)	(11,676,370)
Feeder Cattle (1,599 contracts, settlement date August 25, 2011)	0.01	300,125
Feeder Cattle (464 contracts, settlement date September 29, 2011)	0.01	181,388
Lean Hogs (4,099 contracts, settlement date August 12, 2011)	(0.06)	(1,898,750)
Lean Hogs (2,781 contracts, settlement date October 14, 2011)	0.05	1,572,550
Live Cattle (5,399 contracts, settlement date August 31, 2011)	(0.40)	(12,117,430)
Live Cattle (2,784 contracts, settlement date October 31, 2011)	0.01	420,270
Red Wheat (1,128 contracts, settlement date July 13, 2012)	(0.33)	(10,030,450)
Soybean Meal (990 contracts, settlement date December 14, 2011)	(0.09)	(2,670,580)
Soybean Oil (1,009 contracts, settlement date December 14, 2011)	(0.06)	(1,717,740)
Soybeans (3,565 contracts, settlement date November 14, 2011)	1.13	34,794,725
Soybeans (1,919 contracts, settlement date January 13, 2012)	0.23	7,053,388
Sugar (12,928 contracts, settlement date June 29, 2012)	0.61	18,601,565
Wheat (566 contracts, settlement date December 14, 2011)	(0.16)	(5,068,950)
Wheat (1,889 contracts, settlement date July 13, 2012)	(0.55)	(16,988,800)
Wheat KCB (4,196 contracts, settlement date July 13, 2012)	(1.21)	(37,281,563)

Net Unrealized Appreciation on Futures Contracts	0.61%	$18,700,922

Net unrealized appreciation is comprised of unrealized gains of $125,099,525 and unrealized losses of $106,398,603.

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

PowerShares DB Agriculture Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$629,638	$720,449	$1,700,253	$1,093,066

Expenses
Management Fee	7,477,186	4,469,048	14,568,248	9,704,715
Brokerage Commissions and Fees	203,631	664,231	1,373,419	1,116,662

Total Expenses	7,680,817	5,133,279	15,941,667	10,821,377

Net investment income (loss)	(7,051,179)	(4,412,830)	(14,241,414)	(9,728,311)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	25,656	2,873	49,541	3,771
Futures	35,369,245	(158,526,406)	291,404,525	(199,967,899)
Foreign Currency Translation	—	(27,569)	—	(91,050)

Net realized gain (loss)	35,394,901	(158,551,102)	291,454,066	(200,055,178)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(156,365)	27,546	24,273	(72,150)
Futures	(266,767,687)	139,236,127	(351,662,974)	(33,831,007)
Foreign Currency Translation	—	(29,963)	—	(29,746)

Net change in unrealized gain (loss)	(266,924,052)	139,233,710	(351,638,701)	(33,932,903)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(231,529,151)	(19,317,392)	(60,184,635)	(233,988,081)

Net Income (Loss)	$(238,580,330)	$(23,730,222)	$(74,426,049)	$(243,716,392)

Less: net (income) loss attributed to the non-controlling interest in subsidiary—related party	—	10	—	98

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund	$(238,580,330)	$(23,730,212)	$(74,426,049)	$(243,716,294)

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$369	$1,369	115,400,000	$3,673,263,842	$275,531,290	$3,948,795,132	$3,948,796,501

Sale of Shares					5,200,000	175,799,672		175,799,672	175,799,672

Redemption of Shares					(24,600,000)	(813,783,470)		(813,783,470)	(813,783,470)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(7,051,178)	(7,051,178)	(7,051,179)

Net realized gain (loss) on United States Treasury Obligations and Futures			15	15			35,394,886	35,394,886	35,394,901

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(103)	(103)			(266,923,949)	(266,923,949)	(266,924,052)

Net Income (Loss)			(89)	(89)			(238,580,241)	(238,580,241)	(238,580,330)

Balance at June 30, 2011	40	$1,000	$280	$1,280	96,000,000	$3,035,280,044	$36,951,049	$3,072,231,093	$3,072,232,373

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(31)	$969	96,200,000	$2,834,202,662	$(503,020,621)	$2,331,182,041	$2,331,183,010	$969	$2,331,183,979

Sale of Shares					200,000	4,896,106		4,896,106			4,896,106

Redemption of Shares					(19,400,000)	(465,459,216)		(465,459,216)	(465,459,216)		(465,459,216)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(4,412,828)	(4,412,828)	(4,412,829)	(1)	(4,412,830)

Net realized gain (loss) on United States Treasury Obligations and Futures			(81)	(81)			(158,550,940)	(158,550,940)	(158,551,021)	(81)	(158,551,102)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			72	72			139,233,566	139,233,566	139,233,638	72	139,233,710

Net Income (Loss)			(10)	(10)			(23,730,202)	(23,730,202)	(23,730,212)	(10)	(23,730,222)

Balance at June 30, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$295	$1,295	83,800,000	$2,601,330,830	$111,377,083	$2,712,707,913	$2,712,709,208

Sale of Shares					49,400,000	1,682,018,790		1,682,018,790	1,682,018,790

Redemption of Shares					(37,200,000)	(1,248,069,576)		(1,248,069,576)	(1,248,069,576)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(14,241,410)	(14,241,410)	(14,241,414)

Net realized gain (loss) on United States Treasury Obligations and Futures			130	130			291,453,936	291,453,936	291,454,066

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(141)	(141)			(351,638,560)	(351,638,560)	(351,638,701)

Net Income (Loss)			(15)	(15)			(74,426,034)	(74,426,034)	(74,426,049)

Balance at June 30, 2011	40	$1,000	$280	$1,280	96,000,000	$3,035,280,044	$36,951,049	$3,072,231,093	$3,072,232,373

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					11,000,000	288,199,358		288,199,358	288,199,358		288,199,358

Redemption of Shares					(29,200,000)	(713,294,158)		(713,294,158)	(713,294,158)		(713,294,158)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(9,728,305)	(9,728,305)	(9,728,308)	(3)	(9,728,311)

Net realized gain (loss) on United States Treasury Obligations and Futures			(97)	(97)			(200,054,984)	(200,054,984)	(200,055,081)	(97)	(200,055,178)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			(33,932,907)	(33,932,907)	(33,932,905)	2	(33,932,903)

Net Income (Loss)			(98)	(98)			(243,716,196)	(243,716,196)	(243,716,294)	(98)	(243,716,392)

Balance at June 30, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(74,426,049)	$(243,716,392)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(7,100,141,243)	(4,158,595,036)
Proceeds from securities sold and matured	6,473,775,090	4,636,747,266
Net accretion of discount on United States Treasury Obligations	(1,700,253)	(1,093,947)
Net realized (gain) loss on United States Treasury Obligations	(49,541)	(3,771)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	351,638,701	33,903,157
Change in operating receivables and liabilities:
Receivable for securities sold	(51,999,786)	—
Payable for securities purchased	—	7,996,967
Payable to broker	(42,559,235)	(325,628)
Management fee payable	428,423	(265,772)
Brokerage fee payable	(5,221)	13,895

Net cash provided by (used for) operating activities	(445,039,114)	274,660,739

Cash flows from financing activities:
Proceeds from sale of Shares	1,682,018,790	288,199,358
Payable for Shares redeemed	51,488,072	—
Redemption of Shares	(1,248,069,576)	(713,294,158)

Net cash provided by (used for) financing activities	485,437,286	(425,094,800)

Net change in cash held by broker	40,398,172	(150,434,061)
Cash held by broker at beginning of period	—	241,997,015

Cash held by broker at end of period	$40,398,172	$91,562,954

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Agriculture Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (each an “Index Commodity”, and collectively, the “Index Commodities”). From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in all eleven commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $3,073,983,092 (or 98.34%) and $2,757,107,674 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $206,618,306 (or 6.72%) and $197,281,943 (or 7.16%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $7,477,186 and $4,469,048, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $14,568,248 and $9,704,715, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $2,261,861 and $1,833,438, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $203,631 and $664,231, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,373,419 and $1,116,662, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $572 and $5,793, respectively.

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $206,618,306 and $197,281,943, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $40,398,172 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had no cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2011, the Fund did not have an amount payable to Broker. As of December 31, 2010, the futures contracts held by the Fund were in an unrealized appreciation position of $370,363,896, of which the Fund utilized $42,559,235 to purchase United States Treasury Obligations.

(h) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $18,700,922 and $370,363,896, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$3,014,883,998	$2,386,743,778
Commodity Futures Contracts (Level 1)	$18,700,922	$370,363,896

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	5,200,000	200,000	$175,799,672	$4,896,106	49,400,000	11,000,000	$1,682,018,790	$288,199,358
Shares Redeemed	(24,600,000)	(19,400,000)	(813,783,470)	(465,459,216)	(37,200,000)	(29,200,000)	(1,248,069,576)	(713,294,158)

Net Increase/ (Decrease)	(19,400,000)	(19,200,000)	$(637,983,798)	$(460,563,110)	12,200,000	(18,200,000)	$433,949,214	$(425,094,800)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$34.22	$24.23	$32.37	$26.43

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.15)	(0.19)	(0.23)	(2.33)
Net investment income (loss)	(0.07)	(0.05)	(0.14)	(0.11)

Net income (loss)	(2.22)	(0.24)	(0.37)	(2.44)

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net asset value per Share, end of period	$32.00	$23.99	$32.00	$23.99

Market value per Share, beginning of period	$34.23	$24.22	$32.35	$26.44

Market value per Share, end of period	$31.74	$23.99	$31.74	$23.99

Ratio to average Net Assets*
Net investment income (loss)	(0.80)%	(0.84)%	(0.83)%	(0.85)%

Total expenses	0.88%	0.98%	0.93%	0.95%

Total Return, at net asset value **	(6.49)%	(0.99)%	(1.14)%	(9.23)%

Total Return, at market value **	(7.27)%	(0.95)%	(1.89)%	(9.27)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Agriculture Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (each an “Index Commodity”, and collectively, the “Index Commodities”).

From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (the “DBLCI-OY Agriculture ER™”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index are identical to the Index. The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2011:

Index Commodity	Fund Weight (%)
Corn	12.38
Soybeans	11.67
Wheat	4.35
Kansas City Wheat	5.29
Sugar	11.64
Cocoa	11.74
Coffee	13.05
Cotton	2.76
Live Cattle	12.14
Feeder Cattle	4.69
Lean Hogs	8.09
Soybean Meal	1.08
Soybean Oil	1.12

Closing Level as of June 30, 2011:	100.00

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each OY Index Commodity rolls to the futures contract which generates the best possible “implied roll yield”. The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each OY Index Commodity.

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

The CFTC and commodity exchanges impose position limits on market participants trading in all eleven commodities included in the Index.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. The DBIQ Diversified Agriculture Index Total Return™ (the “DBIQ Diversified Agriculture TR™”) and the Deutsche Bank Liquid Commodity Index Diversified Agriculture Total Return™ (the “DBLCI Diversified Agriculture TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ and DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ Diversified agriculture TR™ & DBLCI diversified agriculture TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
DB Corn Indices	(0.75)%	(0.70)%	10.45%	(15.21)%
DB Soybean Indices	(7.23)%	(1.65)%	(1.07)%	(10.96)%
DB Wheat Indices	(24.46)%	(3.74)%	(27.41)%	(21.07)%
DB Kansas City Wheat Indices	(21.03)%	1.05%	(16.14)%	(14.54)%
DB Sugar Indices	1.65%	(14.27)%	(2.82)%	(38.50)%
DB Cocoa Indices	5.82%	(2.46)%	2.58%	(12.94)%
DB Coffee Indices	(1.67)%	19.01%	7.20%	17.54%
DB Cotton Indices	(27.93)%	(4.39)%	1.01%	(0.34)%
DB Live Cattle Indices	(10.07)%	(2.30)%	(4.37)%	3.32%
DB Feeder Cattle Indices	(3.24)%	(1.29)%	6.17%	13.10%
DB Lean Hogs Indices	(12.28)%	(3.27)%	(6.24)%	2.93%

AGGREGATE RETURNS	(6.69)%	(1.01)%	(1.50)%	(9.30)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ Diversified Agriculture TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ Diversified Agriculture TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index . The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(445.0) million and $274.7 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $7,100.1 million was paid to purchase United States Treasury Obligations and $6,473.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $4,158.6 million was paid to purchase United States Treasury Obligations and $4,636.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $351.6 million and by $33.9 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $485.4 million and $(425.1) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $1,682.0 million and $288.2 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Diversified Agriculture Index Excess Return™ (the “DBIQ Diversified Agriculture ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBA”), (ii) the Fund’s NAV (as reflected by the graph “DBANV”), and (iii) the closing levels of the Index (as reflected by the graph “DBAGIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DBA, DBANV AND DBAGIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 7.27% from $34.23 per Share to $31.74 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $34.54 per Share (+0.91%) on April 5, 2011 to a low of $31.74 per Share (-7.27%) on June 30, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 0.95% from $24.22 per Share to $23.99 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $25.02 per Share (+3.30%) on April 22, 2010, to a low of $22.87 per Share (-5.57%) on June 7, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 6.49% from $34.22 per Share to $32.00 per Share. A decrease in futures contract prices for corn, wheat, soybean, Kansas wheat, feeder cattle, cotton, coffee, live cattle and lean hogs was partially offset by increases in the futures contract prices of sugar and cocoa during the Three Months Ended June 30, 2011, contributing to an overall 6.69% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended June 30, 2011 was $238.6 million, resulting from $0.6 million of interest income, net realized gain of $35.4 million, net unrealized loss of $266.9 million and operating expenses of $7.7 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 0.99% from $24.23 per Share to $23.99 per Share. A decrease in futures contract prices for corn, wheat, soybeans, sugar, feeder Cattle, cotton, cocoa, live cattle and lean hogs was partially offset by increases in the futures contract prices of Kansas wheat and coffee during the Three Months Ended June 30, 2010, resulting in an overall 1.01% decrease in the level of the DBLCI Diversified Agriculture TR™1.

Net loss for the Three Months Ended June 30, 2010 was $23.7 million, resulting from $0.7 million of interest income, net realized loss of $158.5 million, net unrealized gains of $139.2 million and operating expenses of $5.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 1.89% from $32.35 per Share to $31.74 per Share. The Share price high and low for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $35.44 per Share (+9.55%) on March 3, 2011, to a low of $31.57 per Share (-2.41%) on January 6, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 9.27% from $26.44 per Share to $23.99 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.01 per Share (+2.16%) on January 6, 2010, to a low of $22.87 per Share (-13.50%) on June 7, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share decreased 1.14% from $32.37 per Share to $32.00 per Share. A decrease in futures contract prices for wheat, soybean, sugar, Kansas wheat, live cattle and lean hogs was partially offset by increases in the futures contract prices of corn, feeder cattle, cotton, coffee and cocoa during the Six Months Ended June 30, 2011, contributing to an overall 1.50% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Six Months Ended June 30, 2011 was $74.4 million, resulting from $1.7 million of interest income, net realized gain of $291.5 million, net unrealized losses of $351.6 million and operating expenses of $16.0 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 9.23% from $26.43 per Share to $23.99 per Share. A decrease in futures contract prices for corn, wheat, soybeans, sugar, Kansas wheat, cotton and cocoa was partially offset by increases in the futures contract prices of feeder cattle, lean hogs, live cattle and coffee during the Six Months Ended June 30, 2010, resulting in an overall 9.30% decrease in the level of the DBLCI Diversified Agriculture TR™.

Net loss for the Six Months Ended June 30, 2010 was $243.7 million, resulting from $1.1 million of interest income, net realized loss of $200.1 million, net unrealized losses of $33.9 million and operating expenses of $10.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$3,125,982,878	1.12%	$80,312,666	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,757,107,674	1.03%	$64,797,071	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011 by Index Commodity:

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

Affected Index Commodity	Exchange (Symbol) [1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined

Cotton #2	ICE-US (CT)	300 – Spot Month 3,500 – Single Month 5,000 – All Months Combined

Sugar #11	ICE-US (SB)	5,000 – Spot Month

Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined

Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 - All Months Combined

Kansas City Wheat	KCB (KW)	600 - Spot Month (Spot month limits go into effect on a contract at the close of trade the day before its first delivery notice day.)

Affected Index Commodity	Exchange (Symbol) [1]	Exchange Position Limits[2]
5,000 – Single Month 6,500 - All Months Combined

Cocoa	ICE-US (CC)	1,000 – Notice Period

Coffee	ICE-US (KC)	500 – Notice Period

Live Cattle	CME (LC)

450 – Spot Month (as of the close of business on the first business day following the first Friday of the contract month)

300 – Spot Month (as of the close of business on the business day immediately preceding the last five business days of the contract month)

6,300 – Single Month

Feeder Cattle	CME (FC)	300 – Spot Month (during the last ten days of trading) 1,950- Single Month

Lean Hogs	CME (LH)	950 – Spot Month (as of the close of business on the fifth business day of the contract month) 4,150 – Single Month

[1]	Legend:

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	24,600,000	$33.08
Three Months Ended June 30, 2010	19,400,000	$23.99

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1