Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2011-08-05
CIK 1367306, 1383057

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2011: 10,000,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	31

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $511,479,877 and $333,449,559 respectively)	$511,496,878	$333,464,321
Cash held by broker	34,848,250	46,738,919
Net unrealized appreciation (depreciation) on futures contracts	5,118,960	24,242,035

Deposits with broker	551,464,088	404,445,275

Total assets	$551,464,088	$404,445,275

Liabilities
Management fee payable	340,921	244,541
Brokerage fee payable	18,477	4,742

Total liabilities	359,398	249,283

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,204	1,073

Total General shares	2,204	2,073

Shares:
Paid in capital—10,000,000 and 7,800,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	437,204,754	286,631,820
Accumulated earnings (deficit)	113,897,732	117,562,099

Total Shares	551,102,486	404,193,919

Total shareholders’ equity	551,104,690	404,195,992

Total liabilities and equity	$551,464,088	$404,445,275

Net asset value per share
General shares	$55.10	$51.83
Shares	$55.11	$51.82

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	4.72%	$25,999,974	$26,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	4.17	22,999,954	23,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	6.26	34,499,793	34,500,000
U.S. Treasury Bills, 0.005% due July 28, 2011	58.61	322,998,708	323,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	1.63	8,999,982	9,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	2.18	11,999,916	12,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	0.36	1,999,984	2,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	0.73	3,999,952	4,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	7.80	42,999,570	43,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	0.91	4,999,895	5,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	1.81	9,999,650	10,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	3.63	19,999,500	20,000,000

Total United States Treasury Obligations (cost $511,479,877)	92.81%	$511,496,878

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Gold (2,845 contracts, settlement date August 29, 2011)	1.89%	$10,389,690
Silver (725 contracts, settlement date December 28, 2011)	(0.96)	(5,270,730)

Net Unrealized Appreciation on Futures Contracts	0.93%	$5,118,960

Net unrealized appreciation is comprised of unrealized gains of $26,179,480 and unrealized losses of $21,060,520.

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

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$69,705	$77,125	$181,323	$111,149

Expenses
Management Fee	926,260	492,138	1,576,335	985,998
Brokerage Commissions and Fees	1,515	12,247	36,186	35,586

Total Expenses	927,775	504,385	1,612,521	1,021,584

Net investment income (loss)	(858,070)	(427,260)	(1,431,198)	(910,435)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	6,619	(911)	8,773	(875)
Futures	11,999,275	1,705,485	16,879,025	23,954,180

Net realized gain (loss)	12,005,894	1,704,574	16,887,798	23,953,305

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,549	4,731	2,239	(8,813)
Futures	(28,868,645)	24,859,855	(19,123,075)	4,290,015

Net change in unrealized gain (loss)	(28,867,096)	24,864,586	(19,120,836)	4,281,202

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(16,861,202)	26,569,160	(2,233,038)	28,234,507

Net Income (Loss)	$(17,719,272)	$26,141,900	$(3,664,236)	$27,324,072

Less: net income attributed to the non-controlling interest in subsidiary—related party	—	(161)	—	(187)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$(17,719,272)	$26,141,739	$(3,664,236)	$27,323,885

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2011	40	$1,000	$1,183	$2,183	6,200,000	$206,769,640	$131,617,025	$338,386,665	$338,388,848

Sale of Shares					5,400,000	318,563,208		318,563,208	318,563,208

Redemption of Shares					(1,600,000)	(88,128,094)		(88,128,094)	(88,128,094)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(858,068)	(858,068)	(858,070)

Net realized gain (loss) on United States Treasury Obligations and Futures			138	138			12,005,756	12,005,756	12,005,894

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(115)	(115)			(28,866,981)	(28,866,981)	(28,867,096)

Net Income (Loss)			21	21			(17,719,293)	(17,719,293)	(17,719,272)

Balance at June 30, 2011	40	$1,000	$1,204	$2,204	10,000,000	$437,204,754	$113,897,732	$551,102,486	$551,104,690

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$531	$1,531	6,600,000	$230,379,424	$22,234,637	$252,614,061	$252,615,592	$1,531	$252,617,123

Sale of Shares					1,200,000	48,735,894		48,735,894	48,735,894		48,735,894

Redemption of Shares					(1,200,000)	(48,298,556)		(48,298,556)	(48,298,556)		(48,298,556)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(427,256)	(427,256)	(427,258)	(2)	(427,260)

Net realized gain (loss) on United States Treasury Obligations and Futures			11	11			1,704,552	1,704,552	1,704,563	11	1,704,574

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			152	152			24,864,282	24,864,282	24,864,434	152	24,864,586

Net Income (Loss)			161	161			26,141,578	26,141,578	26,141,739	161	26,141,900

Balance at June 30, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992

Sale of Shares					5,600,000	329,273,932		329,273,932	329,273,932

Redemption of Shares					(3,400,000)	(178,700,998)		(178,700,998)	(178,700,998)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,431,192)	(1,431,192)	(1,431,198)

Net realized gain (loss) on United States Treasury Obligations and Futures			176	176			16,887,622	16,887,622	16,887,798
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(39)	(39)			(19,120,797)	(19,120,797)	(19,120,836)

Net Income (Loss)			131	131			(3,664,367)	(3,664,367)	(3,664,236)

Balance at June 30, 2011	40	$1,000	$1,204	$2,204	10,000,000	$437,204,754	$113,897,732	$551,102,486	$551,104,690

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					2,400,000	96,131,330		96,131,330	96,131,330		96,131,330

Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(910,427)	(910,427)	(910,431)	(4)	(910,435)

Net realized gain (loss) on United States Treasury Obligations and Futures			146	146			23,953,013	23,953,013	23,953,159	146	23,953,305

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			45	45			4,281,112	4,281,112	4,281,157	45	4,281,202

Net Income (Loss)			187	187			27,323,698	27,323,698	27,323,885	187	27,324,072

Balance at June 30, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(3,664,236)	$27,324,072
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(885,834,019)	(465,866,121)
Proceeds from securities sold and matured	707,993,797	480,994,791
Net accretion of discount on United States Treasury Obligations	(181,323)	(111,286)
Net realized (gain) loss on United States Treasury Obligations	(8,773)	875
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	19,120,836	(4,281,202)
Change in operating receivables and liabilities:
Payable to broker	—	(9,709,456)
Management fee payable	96,380	507
Brokerage fee payable	13,735	6,180

Net cash provided by (used for) operating activities	(162,463,603)	28,358,360

Cash flows from financing activities:
Proceeds from sale of Shares	329,273,932	96,131,330
Redemption of Shares	(178,700,998)	(107,687,800)

Net cash provided by (used for) financing activities	150,572,934	(11,556,470)

Net change in cash held by broker	(11,890,669)	16,801,890
Cash held by broker at beginning of period	46,738,919	—

Cash held by broker at end of period	$34,848,250	$16,801,890

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index are gold and silver (each an “Index Commodity”, and collectively, the “Index Commodities”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $551,464,088 (or 100%) and $404,445,275 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,943,375 (or 5.97%) and $19,391,738 (or 4.79%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $926,260 and $492,138, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,576,335 and $985,998, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $340,921 and $244,541, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $1,515 and $12,247, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $36,186 and $35,586, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $18,477 and $4,742, respectively.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $32,943,375 and $19,391,738, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011 the Fund had $34,848,250 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had $46,738,919 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,118,960 and $24,242,035, respectively.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$511,496,878	$333,464,321
Commodity Futures Contracts (Level 1)	$5,118,960	$24,242,035

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	5,400,000	1,200,000	$318,563,208	$48,735,894	5,600,000	2,400,000	$329,273,932	$96,131,330
Shares Redeemed	(1,600,000)	(1,200,000)	(88,128,094)	(48,298,556)	(3,400,000)	(2,800,000)	(178,700,998)	(107,687,800)

Net Increase/ (Decrease)	3,800,000	—	$230,435,114	$437,338	2,200,000	(400,000)	$150,572,934	$(11,556,470)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$54.58	$38.27	$51.82	$37.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.63	4.10	3.47	4.81
Net investment income (loss)	(0.10)	(0.07)	(0.18)	(0.14)

Net income (loss)	0.53	4.03	3.29	4.67
Net asset value per Share, end of period	$55.11	$42.30	$55.11	$42.30

Market value per Share, beginning of period	$54.35	$38.25	$51.82	$37.67

Market value per Share, end of period	$54.95	$42.25	$54.95	$42.25

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.65)%	(0.68)%	(0.69)%

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total expenses	0.75%	0.77%	0.77%	0.78%

Total Return, at net asset value **	0.97%	10.53%	6.35%	12.41%

Total Return, at market value **	1.10%	10.46%	6.04%	12.16%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Precious Metals Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2011:

Index Commodity	Fund Weight (%)
Gold	77.19
Silver	22.81

Closing Level as of June 30, 2011:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The DBIQ Optimum Yield Precious Metals Index Total Return™ (the “DBIQ-OY Precious Metals TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Excess Return™ (the “DBLCI-OY Precious Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (“DBLCI-OY TR™”) and DBIQ-OY Precious Metals TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ and DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™ or DBLCI-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Precious Metals TR™ & DBLCI-OY Precious Metals TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
DB Gold Indices	4.28%	11.80%	5.30%	13.41%
DB Silver Indices	(8.14)%	6.63%	11.90%	10.85%

AGGREGATE RETURN	1.16%	10.76%	6.74%	12.91%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Precious Metals ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Precious Metals TR™ . The only difference between (i) the Index and (ii) the DBIQ-OY Precious Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Precious Metals TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY Precious Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Precious Metals TR™ . If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(162.5) million and $28.4 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $885.8 million was paid to purchase United States Treasury Obligations and $708.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $465.9 million was paid to purchase United States Treasury Obligations and $481.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $19.1 million and increased by $4.3 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $150.6 million and $(11.6) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $329.3 million and $96.1 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 1.10% from $54.35 per Share to $54.95 per Share. The Share price low and high for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a low of $54.22 per Share (-0.24%) on May 5, 2011 to a high of $61.75 per Share (+13.62%) on April 29, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 10.46% from $38.25 per Share to $42.25 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $38.81 per Share (+1.46%) on April 1, 2010 to a high of $42.83 per Share (+11.96%) on June 18, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 0.97% from $54.58 per Share to $55.11 per Share. Rising prices of gold futures contracts was partially offset by declining prices of silver futures contracts during the Three Months Ended June 30, 2011 contributing to an overall 1.16% increase in the level of the DBIQ-OY Precious Metals TR™.

Net loss for the Three Months Ended June 30, 2011 was $17.7 million, resulting from $0.1 million of interest income, net realized gain of $12.0 million, net unrealized loss of $28.9 million and operating expenses of $0.9 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 10.53% from $38.27 per Share to $42.30 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended June 30, 2010 contributed to an overall 10.76% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended June 30, 2010 was $26.1 million, resulting from $0.1 million of interest income, net realized gains of $1.7 million, net unrealized gains of $24.8 million, and operating expenses of $0.5 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 6.04% from $51.82 per Share to $54.95 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.03 per Share (-9.24%) on January 27, 2011 to a high of $61.75 per Share (+19.16%) on April 29, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 12.16% from $37.67 per Share to $42.25 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $42.83 per Share (+13.68%) on June 18, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 6.35% from $51.82 per Share to $55.11 per Share. Rising prices of gold and silver futures contracts during the Six Months Ended June 30, 2011 contributed to an overall 6.74% increase in the level of the DBLCI-OY Precious Metals TR™.

Net loss for the Six Months Ended June 30, 2011 was $3.6 million, resulting from $0.2 million of interest income, net realized gains of $16.9 million, net unrealized losses of $19.1 million and operating expenses of $1.6 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 12.41% from $37.63 per Share to $42.30 per Share. Rising prices for gold and silver futures contracts during the Six Months Ended June 30, 2010 contributed to an overall 12.91% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Six Months Ended June 30, 2010 was $27.3 million, resulting from $0.1 million of interest income, net realized gains of $23.9 million, net unrealized gains of $4.3 million, and operating expenses of $1.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$551,464,088	1.13%	$14,512,050	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$404,445,275	1.15%	$10,870,779	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	1,600,000	$55.08
Three Months Ended June 30, 2010	1,200,000	$40.25

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: August 5, 2011	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1