Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2011-08-05
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of June 30, 2011: 6,800,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $172,892,810 and $129,881,058 respectively)	$172,898,643	$129,887,420
Cash held by broker	25,185,111	18,369,257
Net unrealized appreciation (depreciation) on futures contracts	5,084,190	13,224,133

Deposits with broker	203,167,944	161,480,810

Receivable for securities sold	5,999,967	—

Total assets	$209,167,911	$161,480,810

Liabilities
Payable for shares redeemed	$5,972,016	$—
Management fee payable	140,583	98,920
Brokerage fee payable	5,539	1,703

Total liabilities	6,118,138	100,623

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	194	76

Total General shares	1,194	1,076

Shares:
Paid in capital—6,800,000 and 6,000,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	171,094,396	146,604,062
Accumulated earnings (deficit)	31,954,183	14,775,049

Total Shares	203,048,579	161,379,111

Total shareholders’ equity	203,049,773	161,380,187

Total liabilities and equity	$209,167,911	$161,480,810

Net asset value per share
General shares	$29.85	$26.90
Shares	$29.86	$26.90

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	2.46%	$4,999,995	$5,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	11.28	22,899,863	22,900,000
U.S. Treasury Bills, 0.005% due July 28, 2011	24.13	48,999,804	49,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	7.88	15,999,968	16,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	9.85	19,999,880	20,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	4.43	8,999,937	9,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	7.88	15,999,872	16,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	6.40	12,999,844	13,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	1.97	3,999,960	4,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	1.48	2,999,895	3,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	7.39	14,999,625	15,000,000

Total United States Treasury Obligations (cost $172,892,810)	85.15%	$172,898,643

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (439 contracts, settlement date February 14, 2012)	1.32%	$2,679,520
Heating Oil (385 contracts, settlement date May 31, 2012)	(0.33)	(663,982)
Light Sweet Crude Oil (427 contracts, settlement date June 20, 2012)	(0.68)	(1,383,040)
Natural Gas (394 contracts, settlement date September 28, 2011)	(0.20)	(411,190)
RBOB Gasoline (421 contracts, settlement date November 30, 2011)	2.39	4,862,882

Net Unrealized Appreciation on Futures Contracts	2.50%	$5,084,190

Net unrealized appreciation is comprised of unrealized gains of $9,246,854 and unrealized losses of $4,162,664.

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

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$37,290	$102,434	$97,387	$150,811

Expenses
Management Fee	439,953	614,003	814,889	1,208,885
Brokerage Commissions and Fees	10,397	24,560	25,394	28,355

Total Expenses	450,350	638,563	840,283	1,237,240

Net investment income (loss)	(413,060)	(536,129)	(742,896)	(1,086,429)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,482	(437)	3,020	(1,079)
Futures	17,720,080	(4,403,543)	26,059,600	(4,480,151)

Net realized gain (loss)	17,722,562	(4,403,980)	26,062,620	(4,481,230)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(10,785)	(15,469)	(529)	(25,927)
Futures	(32,863,400)	(27,941,647)	(8,139,943)	(29,375,192)

Net change in unrealized gain (loss)	(32,874,185)	(27,957,116)	(8,140,472)	(29,401,119)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(15,151,623)	(32,361,096)	17,922,148	(33,882,349)

Net Income (Loss)	$(15,564,683)	$(32,897,225)	$17,179,252	$(34,968,778)

Less: net (income) loss attributed to the non-controlling interest in subsidiary—related party	—	104	—	111

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$(15,564,683)	$(32,897,121)	$17,179,252	$(34,968,667)

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2011	40	$1,000	$262	$1,262	7,400,000	$185,977,358	$47,518,798	$233,496,156	$233,497,418

Sale of Shares					1,000,000	32,858,500		32,858,500	32,858,500

Redemption of Shares					(1,600,000)	(47,741,462)		(47,741,462)	(47,741,462)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(413,056)	(413,056)	(413,060)

Net realized gain (loss) on United States Treasury Obligations and Futures			131	131			17,722,431	17,722,431	17,722,562

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(195)	(195)			(32,873,990)	(32,873,990)	(32,874,185)

Net Income (Loss)			(68)	(68)			(15,564,615)	(15,564,615)	(15,564,683)

Balance at June 30, 2011	40	$1,000	$194	$1,194	6,800,000	$171,094,396	$31,954,183	$203,048,579	$203,049,773

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$34	$1,034	12,400,000	$295,721,164	$24,859,715	$320,580,879	$320,581,913	$1,034	$320,582,947

Sale of Shares					2,200,000	51,676,894		51,676,894	51,676,894		51,676,894

Redemption of Shares					(200,000)	(4,675,832)		(4,675,832)	(4,675,832)		(4,675,832)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(536,127)	(536,127)	(536,128)	(1)	(536,129)

Net realized gain (loss) on United States Treasury Obligations and Futures			(13)	(13)			(4,403,954)	(4,403,954)	(4,403,967)	(13)	(4,403,980)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(90)	(90)			(27,956,936)	(27,956,936)	(27,957,026)	(90)	(27,957,116)

Net Income (Loss)			(104)	(104)			(32,897,017)	(32,897,017)	(32,897,121)	(104)	(32,897,225)

Balance at June 30, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187

Sale of Shares					3,200,000	97,117,534		97,117,534	97,117,534

Redemption of Shares					(2,400,000)	(72,627,200)		(72,627,200)	(72,627,200)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(742,890)	(742,890)	(742,896)

Net realized gain (loss) on United States Treasury Obligations and Futures			179	179			26,062,441	26,062,441	26,062,620

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(55)	(55)			(8,140,417)	(8,140,417)	(8,140,472)

Net Income (Loss)			118	118			17,179,134	17,179,134	17,179,252

Balance at June 30, 2011	40	$1,000	$194	$1,194	6,800,000	$171,094,396	$31,954,183	$203,048,579	$203,049,773

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					2,600,000	61,570,134		61,570,134	61,570,134		61,570,134

Redemption of Shares					(800,000)	(19,698,284)		(19,698,284)	(19,698,284)		(19,698,284)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(1,086,421)	(1,086,421)	(1,086,425)	(4)	(1,086,429)

Net realized gain (loss) on United States Treasury Obligations and Futures			(13)	(13)			(4,481,204)	(4,481,204)	(4,481,217)	(13)	(4,481,230)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(94)	(94)			(29,400,931)	(29,400,931)	(29,401,025)	(94)	(29,401,119)

Net Income (Loss)			(111)	(111)			(34,968,556)	(34,968,556)	(34,968,667)	(111)	(34,968,778)

Balance at June 30, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$17,179,252	$(34,968,778)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(427,709,181)	(615,613,718)
Proceeds from securities sold and matured	384,799,437	590,795,071
Net accretion of discount on United States Treasury Obligations	(98,988)	(151,496)
Net realized (gain) loss on United States Treasury Obligations	(3,020)	1,079
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	8,140,472	29,401,119
Change in operating receivables and liabilities:
Receivable for securities sold	(5,999,967)	—
Payable for securities purchased	—	999,621
Management fee payable	41,663	(8,857)
Brokerage fee payable	3,836	6,064

Net cash provided by (used for) operating activities	(23,646,496)	(29,539,895)

Cash flows from financing activities:
Proceeds from sale of Shares	97,117,534	61,570,134
Payable for Shares redeemed	5,972,016	—
Redemption of Shares	(72,627,200)	(19,698,284)

Net cash provided by (used for) financing activities	30,462,350	41,871,850

Net change in cash held by broker	6,815,854	12,331,955
Cash held by broker at beginning of period	18,369,257	25,950,973

Cash held by broker at end of period	$25,185,111	$38,282,928

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Energy Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “DBIQ-OY Energy ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the energy sector. The commodities comprising the Index are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas (each an “Index Commodity”, and collectively, the “Index Commodities”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $203,167,944 (or 97.13%) and $161,480,810 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,261,488 (or 7.02%) and $8,454,938 (or 5.24%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $439,953 and $614,003, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $814,889 and $1,208,885, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $140,583 and $98,920, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $10,397 and $24,560, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $25,394 and $28,355, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $5,539 and $1,703, respectively.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $14,261,488 and $8,454,938, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $6,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2011. As a result, a receivable for securities sold is reported for $5,999,967.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $25,185,111 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had $18,369,257 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,084,190 and $13,224,133, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$172,898,643	$129,887,420
Commodity Futures Contracts (Level 1)	$5,084,190	$13,224,133

There were no Level 2 or Level 3 holdings as of June 30, 2011 and December 31, 2010.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	1,000,000	2,200,000	$32,858,500	$51,676,894	3,200,000	2,600,000	$97,117,534	$61,570,134
Shares Redeemed	(1,600,000)	(200,000)	(47,741,462)	(4,675,832)	(2,400,000)	(800,000)	(72,627,200)	(19,698,284)

Net Increase/ (Decrease)	(600,000)	2,000,000	$(14,882,962)	$47,001,062	800,000	1,800,000	$24,490,334	$41,871,850

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$31.55	$25.85	$26.90	$26.01
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.64)	(2.57)	3.06	(2.69)
Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.08)

Net income (loss)	(1.69)	(2.61)	2.96	(2.77)
Net asset value per Share, end of period	$29.86	$23.24	$29.86	$23.24

Market value per Share, beginning of period	$31.45	$25.78	$26.88	$26.19

Market value per Share, end of period	$29.73	$23.15	$29.73	$23.15

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.65)%	(0.68)%	(0.67)%

Total expenses	0.77%	0.78%	0.77%	0.77%

Total Return, at net asset value **	(5.36)%	(10.10)%	11.00%	(10.65)%

Total Return, at market value **	(5.47)%	(10.20)%	10.60%	(11.61)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Energy Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ (the “DBIQ-OY Energy ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (each an “Index Commodity,” and collectively, the “Index Commodities”). The Index Commodities are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	20.70
Heating Oil	23.34
Brent Crude Oil	23.95
RBOB Gasoline	23.56
Natural Gas	8.45

Closing Level as of June 30, 2011:	100.00

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™ (the “DBLCI-OY Energy ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index Optimum Yield Energy Total Return™ (“DBLCI-OY Energy TR™”) and the DBIQ-OY Energy TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ and DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™ or DBLCI-OY Energy TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

and Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™ & DBLCI-OY Energy TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
Light, Sweet Crude Oil (WTI) Indices	(10.23)%	(15.15)%	2.83%	(12.58)%
Heating Oil Indices	(6.09)%	(10.39)%	15.36%	(8.17)%
Brent Crude Oil Indices	(1.64)%	(10.35)%	16.70%	(8.21)%
RBOB Gasoline Indices	(3.15)%	(9.98)%	17.11%	(7.26)%
Natural Gas Indices	(4.00)%	10.46%	(4.79)%	(19.67)%

AGGREGATE RETURN	(5.11)%	(9.79)%	11.26%	(10.17)%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Energy ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Energy TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Energy TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Energy TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY Energy TR ™is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Energy TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(23.6) million and $(29.5) million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $427.7 million was paid to purchase United States Treasury Obligations and $384.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $615.6 million was paid to purchase United States Treasury Obligations and $590.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $8.1 million and $29.4 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $30.5 million and $41.9 million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $97.1 million and $61.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Energy Index Excess Return™ (the “DBIQ-OY Energy ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 5.47% from $31.45 per Share to $29.73 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $33.45 per Share (+6.36%) on April 29, 2011 to a low of $28.36 per Share (-9.83%) on June 27, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 10.20% from $25.78 per Share to $23.15 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $27.65 per Share (+7.25%) on May 3, 2010 to a low of $22.13 per Share (-14.16%) on May 25, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 5.36% from $31.55 per Share to $29.86 per Share. Decreases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, natural gas and RBOB gasoline during the Three Months Ended June 30, 2011 contributing to an overall 5.11% decrease in the level of the DBIQ-OY Energy TR™.

Net loss for the Three Months Ended June 30, 2011 was $15.6 million, resulting from $0.1 million of interest income, net realized gain of $17.7 million, net unrealized loss of $32.9 million, and operating expenses of $0.5 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 10.10% from $25.85 per Share to $23.24 per Share. An increase in the futures contract prices for Natural Gas was offset by falling prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Three Months Ended June 30, 2010 resulting in an overall 9.79% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Three Months Ended June 30, 2010 was $32.9 million, resulting from $0.1 million of interest income, net realized losses of $4.4 million, net unrealized losses of $28.0 million, and operating expenses of $0.6 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 10.60% from $26.88 per Share to $29.73 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $26.56 per Share (-1.19%) on January 7, 2011 to a high of $33.45 per Share (+24.44%) on April 29, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 11.61% from $26.19 per Share to $23.15 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.65 per Share (+5.57%) on May 3, 2010 to a low of $22.13 per Share (-15.50%) on May 25, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 11.00% from $26.90 per Share to $29.86 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline, were partially offset by falling prices in natural gas during the Six Months Ended June 30, 2011 contributing to an overall 11.26% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Six Months Ended June 30, 2011 was $17.2 million, resulting from $0.1 million of interest income, net realized gain of $26.1 million, net unrealized loss of $8.1 million, and operating expenses of $0.9 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 10.65% from $26.01 per Share to $23.24 per Share. A decrease in the futures contract prices for Natural Gas light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline during the Six Months Ended June 30, 2010 resulting in an overall 10.17% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Six Months Ended June 30, 2010 was $34.9 million, resulting from $0.2 million of interest income, net realized losses of $4.5 million, net unrealized losses of $29.4 million, and operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$209,167,911	1.47%	$6,957,329	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$161,480,810	1.66%	$5,381,104	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	1,600,000	$29.84
Three Months Ended June 30, 2010	200,000	$23.38

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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