Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2011-08-05
CIK 1367306, 1383084

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

Indicate the number of outstanding Shares as of June 30, 2011: 24,400,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $498,974,812 and $434,940,130 respectively)	$498,995,535	$434,960,364
Cash held by broker (restricted $7,874,350 and $0)	80,476,807	18,806,286
Net unrealized appreciation (depreciation) on futures contracts	4,543,581	58,264,469

Deposits with broker	584,015,923	512,031,119

Receivable for securities sold	4,999,991	—

Total assets	$589,015,914	$512,031,119

Liabilities
Payable for shares redeemed	$4,731,880	$—
Management fee payable	359,130	290,026
Brokerage fee payable	7,472	7,149

Total liabilities	5,098,482	297,175

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(43)	(25)

Total General shares	957	975

Shares:
Paid in capital—24,400,000 and 21,000,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	467,435,900	383,918,048
Accumulated earnings (deficit)	116,480,575	127,814,921

Total Shares	583,916,475	511,732,969

Total shareholders’ equity	583,917,432	511,733,944

Total liabilities and equity	$589,015,914	$512,031,119

Net asset value per share
General shares	$23.93	$24.38
Shares	$23.93	$24.37

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	0.51%	$2,999,997	$3,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	7.71	44,999,910	45,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	8.05	46,999,718	47,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	18.24	106,499,574	106,500,000
U.S. Treasury Bills, 0.05% due August 4, 2011	14.04	81,999,836	82,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	2.48	14,499,913	14,500,000
U.S. Treasury Bills, 0.03% due August 18, 2011	4.28	24,999,825	25,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	0.51	2,999,976	3,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	9.51	55,499,334	55,500,000
U.S. Treasury Bills, 0.045% due September 8, 2011	3.08	17,999,820	18,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	6.17	35,999,244	36,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	0.43	2,499,913	2,500,000
U.S. Treasury Bills, 0.025% due September 29, 2011	10.45	60,998,475	61,000,000

Total United States Treasury Obligations (cost $498,974,812)	85.46%	$498,995,535

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,152 contracts, settlement date September 19, 2011)	0.98%	$5,697,769
Copper (913 contracts, settlement date March 19, 2012)	(1.37)	(8,006,875)
Zinc (2,989 contracts, settlement date July 16, 2012)	1.17	6,852,687

Net Unrealized Appreciation on Futures Contracts	0.78%	$4,543,581

Net unrealized appreciation is comprised of unrealized gains of $13,915,431 and unrealized losses of $9,371,850.

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

PowerShares DB Base Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$110,589	$126,694	$290,435	$199,044

Expenses
Management Fee	1,134,675	786,513	2,214,615	1,789,165
Brokerage Commissions and Fees	19,945	26,461	63,143	37,567

Total Expenses	1,154,620	812,974	2,277,758	1,826,732

Net investment income (loss)	(1,044,031)	(686,280)	(1,987,323)	(1,627,688)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	4,729	1,220	5,639	2,620
Futures	(15,211,125)	19,517,538	44,367,719	76,258,728

Net realized gain (loss)	(15,206,396)	19,518,758	44,373,358	76,261,348

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(17,709)	8,031	489	(14,938)
Futures	961,319	(112,576,094)	(53,720,888)	(191,269,619)

Net change in unrealized gain (loss)	943,610	(112,568,063)	(53,720,399)	(191,284,557)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(14,262,786)	(93,049,305)	(9,347,041)	(115,023,209)

Net Income (Loss)	$(15,306,817)	$(93,735,585)	$(11,334,364)	$(116,650,897)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	171	—	174

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$(15,306,817)	$(93,735,414)	$(11,334,364)	$(116,650,723)

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$(19)	$981	26,600,000	$520,459,666	$131,787,368	$652,247,034	$652,248,015

Sale of Shares					400,000	9,657,772		9,657,772	9,657,772

Redemption of Shares					(2,600,000)	(62,681,538)		(62,681,538)	(62,681,538)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(1,044,028)	(1,044,028)	(1,044,031)

Net realized gain (loss) on United States Treasury Obligations and Futures			(70)	(70)			(15,206,326)	(15,206,326)	(15,206,396)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			49	49			943,561	943,561	943,610

Net Income (Loss)			(24)	(24)			(15,306,793)	(15,306,793)	(15,306,817)

Balance at June 30, 2011	40	$1,000	$(43)	$957	24,400,000	$467,435,900	$116,480,575	$583,916,475	$583,917,432

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(102)	$898	22,600,000	$398,149,516	$109,215,627	$507,365,143	$507,366,041	$898	$507,366,939

Sale of Shares					1,000,000	22,913,256		22,913,256	22,913,256		22,913,256

Redemption of Shares					(6,000,000)	(116,660,460)		(116,660,460)	(116,660,460)		(116,660,460)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(686,278)	(686,278)	(686,279)	(1)	(686,280)

Net realized gain (loss) on United States Treasury Obligations and Futures			32	32			19,518,694	19,518,694	19,518,726	32	19,518,758

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(202)	(202)			(112,567,659)	(112,567,659)	(112,567,861)	(202)	(112,568,063)

Net Income (Loss)			(171)	(171)			(93,735,243)	(93,735,243)	(93,735,414)	(171)	(93,735,585)

Balance at June 30, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(25)	$975	21,000,000	$383,918,048	$127,814,921	$511,732,969	$511,733,944

Sale of Shares					7,800,000	190,317,812		190,317,812	190,317,812

Redemption of Shares					(4,400,000)	(106,799,960)		(106,799,960)	(106,799,960)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(1,987,319)	(1,987,319)	(1,987,323)

Net realized gain (loss) on United States Treasury Obligations and Futures			20	20			44,373,338	44,373,338	44,373,358

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(34)	(34)			(53,720,365)	(53,720,365)	(53,720,399)

Net Income (Loss)			(18)	(18)			(11,334,346)	(11,334,346)	(11,334,364)

Balance at June 30, 2011	40	$1,000	$(43)	$957	24,400,000	$467,435,900	$116,480,575	$583,916,475	$583,917,432

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

Sale of Shares					5,200,000	112,607,188		112,607,188	112,607,188		112,607,188

Redemption of Shares					(16,000,000)	(315,755,202)		(315,755,202)	(315,755,202)		(315,755,202)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(1,627,682)	(1,627,682)	(1,627,685)	(3)	(1,627,688)

Net realized gain (loss) on United States Treasury Obligations and Futures			116	116			76,261,116	76,261,116	76,261,232	116	76,261,348

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(287)	(287)			(191,283,983)	(191,283,983)	(191,284,270)	(287)	(191,284,557)

Net Income (Loss)			(174)	(174)			(116,650,549)	(116,650,549)	(116,650,723)	(174)	(116,650,897)

Balance at June 30, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(11,334,364)	$(116,650,897)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,193,735,454)	(727,776,165)
Proceeds from securities sold and matured	1,129,997,125	925,978,499
Net accretion of discount on United States Treasury Obligations	(290,714)	(200,439)
Net realized (gain) loss on United States Treasury Obligations	(5,639)	(2,620)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	53,720,399	191,284,557
(Increase) decrease in restricted cash	(7,874,350)	29,374,593
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,991)	—
Payable for securities purchased	—	40,984,454
Payable to broker	—	(71,824,777)
Management fee payable	69,104	(171,879)
Brokerage fee payable	323	2,414

Net cash provided by (used for) operating activities	(34,453,561)	270,997,740

Cash flows from financing activities:
Proceeds from sale of Shares	190,317,812	112,607,188
Payable for Shares redeemed	4,731,880	—
Redemption of Shares	(106,799,960)	(315,755,202)

Net cash provided by (used for) financing activities	88,249,732	(203,148,014)

Net change in cash held by broker	53,796,171	67,849,726
Unrestricted cash held by broker at beginning of period	18,806,286	—

Unrestricted cash held by broker at end of period	$72,602,457	$67,849,726

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Base Metals Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $584,015,923 (or 99.15%) and $512,031,119 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,176,609 (or 7.22%) and $37,364,735 (or 7.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $1,134,675 and $786,513, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $2,214,615 and $1,789,165, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $359,130 and $290,026, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $19,945 and $26,461, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $63,143 and $37,567, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $7,472 and $7,149, respectively.

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

PowerShares DB Base Metals Fund

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $42,176,609 and $37,364,735, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $5,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2011. As a result, a receivable for securities sold is reported for $4,999,991. As of December 31, 2010, the Fund did not have an amount receivable for securities sold.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $80,476,807 of cash held with the Commodity Broker, of which $7,874,350 was restricted. As of December 31, 2010, the Fund had $18,806,286 of cash held with the Commodity Broker. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,543,581 and $58,264,469, respectively.

PowerShares DB Base Metals Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$498,995,535	$434,960,364
Commodity Futures Contracts (Level 1)	$4,543,581	$58,264,469

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	400,000	1,000,000	$9,657,772	$22,913,256	7,800,000	5,200,000	$190,317,812	$112,607,188
Shares Redeemed	(2,600,000)	(6,000,000)	(62,681,538)	(116,660,460)	(4,400,000)	(16,000,000)	(106,799,960)	(315,755,202)

Net Increase/ (Decrease)	(2,200,000)	(5,000,000)	$(53,023,766)	$(93,747,204)	3,400,000	(10,800,000)	$83,517,852	$(203,148,014)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$24.52	$22.45	$24.37	$22.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.55)	(4.24)	(0.36)	(4.27)
Net investment income (loss)	(0.04)	(0.03)	(0.08)	(0.07)

Net income (loss)	(0.59)	(4.27)	(0.44)	(4.34)
Net asset value per Share, end of period	$23.93	$18.18	$23.93	$18.18

Market value per Share, beginning of period	$24.42	$22.51	$24.43	$22.50

Market value per Share, end of period	$23.88	$18.00	$23.88	$18.00

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.66)%	(0.67)%	(0.69)%

Total expenses	0.76%	0.78%	0.77%	0.77%

Total Return, at net asset value **	(2.41)%	(19.02)%	(1.81)%	(19.27)%

Total Return, at market value **	(2.21)%	(20.04)%	(2.25)%	(20.00)%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate”, as well as similar words and phrases, signify forward-looking statements. PowerShares DB Base Metals Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of June 30, 2011:

Index Commodity	Fund Weight (%)
Aluminum	33.51
Zinc	30.29
Copper-Grade A	36.20

Closing Level as of June 30, 2011:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The DBIQ Optimum Yield Industrial Metals Index Total Return™ (the “DBIQ-OY Industrial Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “DBLCI-OY Industrial Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (“DBLCI-OY Industrial Metals TR™”) and the DBIQ-OY Industrial Metals TR ™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ and the DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™ or the DBLCI-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended

June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI-OY Industrial Metals TR™ and

Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TR™ & DBLCI-OY Industrial Metals TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
DB Aluminum Indices	(5.33)%	(15.76)%	1.22%	(13.32)%
DB Zinc Indices	(1.05)%	(24.54)%	(5.64)%	(30.75)%
DB Copper—Grade A Indices	(0.10)%	(16.05)%	(0.06)%	(11.58)%

AGGREGATE RETURN	(2.19)%	(18.64)%	(1.41)%	(18.74)%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Industrial Metals ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Industrial Metals TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Industrial Metals TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY Industrial Metals TR™is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(34.5) million and $271.0 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $1,193.7 million was paid to purchase United States Treasury Obligations and $1,130.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $727.8 million was paid to purchase United States Treasury Obligations and $926.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $53.7 million and $191.3 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $88.2 million and $(203.1) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $190.3 million and $112.6 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

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

COMPARISON OF DBB, DBBNV AND DBBMIX FOR THE THREE MONTHS ENDED

JUNE, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 2.21% from $24.42 per Share to $23.88 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $25.59 per Share (+4.79%) on April 8, 2011 to a low of $22.49 per Share (-7.90%) on May 23, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 20.04% from $22.51 per Share to $18.00 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $16.91 per Share (-24.88%) on June 7, 2010 to a high of $23.45 per Share (+4.18%) on April 15, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 2.41% from $24.52 per Share to $23.93 per Share. Decreases in the futures contract prices for zinc, copper and aluminum during the Three Months Ended June 30, 2011 resulted in an overall 2.19% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net loss for the Three Months Ended June 30, 2011 was $15.3 million, resulting from $0.1 million of interest income, net realized loss of $15.2 million and unrealized gain of $0.9 million, and operating expenses of $1.1 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 19.02% from $22.45 per Share to $18.18 per Share. A decrease in the futures contract prices for zinc, copper and aluminum during the Three Months Ended June 30, 2010 resulted in an overall 18.64% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Three Months Ended June 30, 2010 was $93.7 million, resulting from $0.1 million of interest income, net realized gains of $19.5 million and unrealized losses of $112.6 million, and operating expenses of $0.8 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 2.25% from $24.43 per Share to $23.88 per Share. The Share price high and low for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.59 per Share (+4.75%) on April 8, 2011 to a low of $22.49 per Share (-7.94%) on May 23, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 20.00% from $22.50 per Share to $18.00 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $16.91 per Share (-24.84%) on June 7, 2010 to a high of $23.80 per Share (+5.78%) on January 6, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share decreased 1.81% from $24.37 per Share to $23.93 per Share. A decrease in the futures contract prices for zinc and copper was partially offset by an increase in the futures contract price for aluminum during the Six Months Ended June 30, 2011 which contributed to an overall 1.41% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Six Months Ended June 30, 2011 was $11.3 million, resulting from $0.3 million of interest income, net realized gains of $44.4 million and unrealized losses of $53.7 million, and operating expenses of $2.3 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 19.27% from $22.52 per Share to $18.18 per Share. A decrease in the futures contract prices for zinc, copper and aluminum during the Six Months Ended June 30, 2010 resulted in an overall 18.74% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Six Months Ended June 30, 2010 was $116.7 million, resulting from $0.2 million of interest income, net realized gains of $76.3 million and unrealized losses of $191.3 million, and operating expenses of $1.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$589,015,914	1.41%	$19,356,771	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$512,031,119	1.81%	$21,601,957	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	2,600,000	$24.11
Three Months Ended June 30, 2010	6,000,000	$19.44

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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