Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2011-08-05
CIK 1367306, 1383054

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

Indicate the number of outstanding Shares as of June 30, 2011: 2,600,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Reserved	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $104,494,589 and $159,466,807 respectively)	$104,498,576	$159,474,056
Cash held by broker	59,803,649	16,315,594
Net unrealized appreciation (depreciation) on futures contracts	(5,706,505)	31,905,340

Deposits with broker	158,595,720	207,694,990

Total assets	$158,595,720	$207,694,990

Liabilities
Management fee payable	$111,948	$122,921
Brokerage fee payable	16,930	7,012

Total liabilities	128,878	129,933

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,438	1,185

Total General shares	2,438	2,185

Shares:
Paid in capital—2,600,000 and 3,800,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	47,888,545	124,767,709
Accumulated earnings (deficit)	110,575,859	82,795,163

Total Shares	158,464,404	207,562,872

Total shareholders’ equity	158,466,842	207,565,057

Total liabilities and equity	$158,595,720	$207,694,990

Net asset value per share
General shares	$60.95	$54.63
Shares	$60.95	$54.62

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 21, 2011	8.52%	$13,499,919	$13,500,000
U.S. Treasury Bills, 0.005% due July 28, 2011	4.42	6,999,972	7,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	1.89	2,999,994	3,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	11.36	17,999,892	18,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	5.05	7,999,944	8,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	6.31	9,999,900	10,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	12.62	19,999,580	20,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	15.77	24,999,375	25,000,000

Total United States Treasury Obligations (cost $104,494,589)	65.94%	$104,498,576

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (919 contracts, settlement date December 28, 2011)	(3.60)%	$(5,706,505)

Net Unrealized Depreciation on Futures Contracts	(3.60)%	$(5,706,505)

Net unrealized depreciation is comprised of unrealized losses of $8,850,215 and unrealized gains of $3,143,710.

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

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$47,098	$19,210	$114,496	$30,388

Expenses
Management Fee	599,886	121,731	1,043,763	279,946
Brokerage Commissions and Fees	1,271	6,493	24,944	12,069

Total Expenses	601,157	128,224	1,068,707	292,015

Net investment income (loss)	(554,059)	(109,014)	(954,211)	(261,627)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	14,473	—	14,397	128
Futures	66,335,870	—	66,335,870	1,904,285

Net realized gain (loss)	66,350,343	—	66,350,267	1,904,413

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(10,171)	(3,054)	(3,262)	(5,964)
Futures	(98,305,165)	4,138,965	(37,611,845)	7,599,165

Net change in unrealized gain (loss)	(98,315,336)	4,135,911	(37,615,107)	7,593,201

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(31,964,993)	4,135,911	28,735,160	9,497,614

Net Income (Loss)	$(32,519,052)	$4,026,897	$27,780,949	$9,235,987

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(81)	—	(126)

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$(32,519,052)	$4,026,816	$27,780,949	$9,235,861

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$1,661	$2,661	6,200,000	$269,358,697	$143,094,688	$412,453,385	$412,456,046

Sale of Shares					400,000	30,458,864		30,458,864	30,458,864

Redemption of Shares					(4,000,000)	(251,929,016)		(251,929,016)	(251,929,016)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(554,056)	(554,056)	(554,059)

Net realized gain (loss) on United States Treasury Obligations and Futures			604	604			66,349,739	66,349,739	66,350,343

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(824)	(824)			(98,314,512)	(98,314,512)	(98,315,336)

Net Income (Loss)			(223)	(223)			(32,518,829)	(32,518,829)	(32,519,052)

Balance at June 30, 2011	40	$1,000	$1,438	$2,438	2,600,000	$47,888,545	$110,575,859	$158,464,404	$158,466,842

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$246	$1,246	2,000,000	$52,095,588	$10,211,207	$62,306,795	$62,308,041	$1,246	$62,309,287

Net Income (loss)

Net investment income (loss)			(2)	(2)			(109,010)	(109,010)	(109,012)	(2)	(109,014)

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			83	83			4,135,745	4,135,745	4,135,828	83	4,135,911

Net Income (loss)			81	81			4,026,735	4,026,735	4,026,816	81	4,026,897

Balance at June 30, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057

Sale of Shares					2,800,000	175,049,852		175,049,852	175,049,852

Redemption of Shares					(4,000,000)	(251,929,016)		(251,929,016)	(251,929,016)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(954,205)	(954,205)	(954,211)

Net realized gain (loss) on United States Treasury Obligations and Futures			604	604			66,349,663	66,349,663	66,350,267

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(345)	(345)			(37,614,762)	(37,614,762)	(37,615,107)

Net Income (Loss)			253	253			27,780,696	27,780,696	27,780,949

Balance at June 30, 2011	40	$1,000	$1,438	$2,438	2,600,000	$47,888,545	$110,575,859	$158,464,404	$158,466,842

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Redemption of Shares					(2,200,000)	(68,989,174)		(68,989,174)	(68,989,174)		(68,989,174)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(261,617)	(261,617)	(261,622)	(5)	(261,627)

Net realized gain (loss) on United States Treasury Obligations and Futures			16	16			1,904,381	1,904,381	1,904,397	16	1,904,413

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			115	115			7,592,971	7,592,971	7,593,086	115	7,593,201

Net Income (Loss)			126	126			9,235,735	9,235,735	9,235,861	126	9,235,987

Balance at June 30, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$27,780,949	$9,235,987
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(553,894,962)	(121,964,394)
Proceeds from securities sold and matured	608,996,150	180,998,180
Net accretion of discount on United States Treasury Obligations	(114,573)	(30,436)
Net realized (gain) loss on United States Treasury Obligations	(14,397)	(128)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	37,615,107	(7,593,201)
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,483
Management fee payable	(10,973)	(12,075)
Brokerage fee payable	9,918	5,949

Net cash provided by (used for) operating activities	120,367,219	64,638,365

Cash flows from financing activities:
Proceeds from sale of Shares	175,049,852	—
Redemption of Shares	(251,929,016)	(68,989,174)

Net cash provided by (used for) financing activities	(76,879,164)	(68,989,174)

Net change in cash held by broker	43,488,055	(4,350,809)
Cash held by broker at beginning of period	16,315,594	8,153,241

Cash held by broker at end of period	$59,803,649	$3,802,432

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

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Silver Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index is silver (the “Index Commodity”). From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $158,595,720 (or 100%) and $207,694,990 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,850,400 (or 12.52%) and $14,051,138 (or 6.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

DBLCI™, DBIQ™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $599,886 and $121,731, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,043,763 and $279,946, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $111,948 and $122,921, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $1,271 and $6,493, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $24,944 and $12,069, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $16,930 and $7,012, respectively.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $19,850,400 and $14,051,138, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $59,803,649 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had $16,315,594 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $5,706,505 and in a net unrealized appreciation position of $31,905,340, respectively.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$104,498,576	$159,474,056
Commodity Futures Contracts (Level 1)	$(5,706,505)	$31,905,340

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	400,000	—	$30,458,864	$—	2,800,000	—	$175,049,852	$—
Shares Redeemed	(4,000,000)	—	(251,929,016)	—	(4,000,000)	(2,200,000)	(251,929,016)	(68,989,174)

Net Increase/ (Decrease)	(3,600,000)	—	$(221,470,152)	$—	1,200,000	(2,200,000)	$(76,879,164)	$(68,989,174)

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$66.52	$31.15	$54.62	$30.02
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5.45)	2.07	6.54	3.26
Net investment income (loss)	(0.12)	(0.05)	(0.21)	(0.11)

Net income (loss)	(5.57)	2.02	6.33	3.15
Net asset value per Share, end of period	$60.95	$33.17	$60.95	$33.17

Market value per Share, beginning of period	$66.15	$31.04	$54.51	$30.09

Market value per Share, end of period	$60.79	$33.00	$60.79	$33.00

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.67)%	(0.68)%	(0.70)%

Total expenses	0.76%	0.79%	0.77%	0.78%

Total Return, at net asset value **	(8.37)%	6.48%	11.59%	10.49%

Total Return, at market value **	(8.10)%	6.31%	11.52%	9.67%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Silver Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the silver sector. The DBIQ Optimum Yield Silver Index Total Return™ (the “DBIQ-OY SI TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™ (the “DBLCI-OY Silver ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Total Return™ (“DBLCI-OY TR™”) and DBIQ-OY SI TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ and DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury

Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™ or the DBLCI-OY Silver TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and Summary of the DBLCI-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY SI TR™ & DBLCI-OY SI TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
DB Silver Indices	(8.14)%	6.63%	11.90%	10.85%

AGGREGATE RETURN	(8.14)%	6.63%	11.90%	10.85%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY SI ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY SI TR™. The only difference between (i) the Index and (ii) the DBIQ-OY SI TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY SI TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY SI TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY SI TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e.some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $120.4 million and $64.6 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $553.9 million was paid to purchase United States Treasury Obligations and $609.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $122.0 million was paid to purchase United States Treasury Obligations and $181.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $37.6 million and increased by $7.6 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(76.9) million and $(69.0) million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $175.0 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011. No Shares were sold to Authorized Participants during the Six Months Ended June 30, 2010.

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

COMPARISON OF DBS, DBSNV AND DBSLIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 8.10% from $66.15 per Share to $60.79 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $84.98 per Share (+28.47%) on April 28, 2011 to a low of $58.55 per Share (-11.49%) on June 27, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 6.31% from $31.04 per Share to $33.00 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $30.92 per Share (-0.39%) on May 5, 2010 to a high of $34.72 per Share (+11.85%) on May 12, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 8.37% from $66.52 per Share to $60.95 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended June 30, 2011 contributed to an overall 8.14% decrease in the level of the DBIQ-OY SI TR™.

Net loss for the Three Months Ended June 30, 2011 was $32.5 million, resulting from $0.05 million of interest income, net gain of $66.4 million, net unrealized loss of $98.3 million and operating expenses of $0.6 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 6.48% from $31.15 per Share to $33.17 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended June 30, 2010 resulted in an overall 6.63% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended June 30, 2010 was $4.0 million, resulting from net unrealized gains of $4.1 million and operating expenses of $0.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 11.52% from $54.51 per Share to $60.79 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.00 per Share (-13.78%) on January 25, 2011 to a high of $84.98 per Share (+55.90%) on April 28, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 9.67% from $30.09 per Share to $33.00 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $34.72 per Share (+15.38%) on May 12, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 11.59% from $54.62 per Share to $60.95 per Share. Appreciation in the price of silver futures contracts during the Six Months Ended June 30, 2011 contributed to an overall 11.90% increase in the level of the DBIQ-OY SI TR™.

Net income for the Six Months Ended June 30, 2011 was $27.8 million, resulting from $0.1 million of interest income, net gain of $66.4 million, net unrealized loss of $37.6 million and operating expenses of $1.1 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 10.49% from $30.02 per Share to $33.17 per Share. Appreciation in the price of silver futures contracts during the Six Months Ended June 30, 2010 resulted in an overall 10.85% increase in the level of the DBLCI-OY SI TR™.

Net income for the Six Months Ended June 30, 2010 was $9.2 million, resulting from net realized gains of $1.9 million, net unrealized gains of $7.6 million and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$158,595,720	2.28%	$8,429,195	11

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$207,694,990	1.37%	$9,681,708	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	4,000,000	$62.98
Three Months Ended June 30, 2010	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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