Form 10-Q
period 2011-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2011-08-05
CIK 1367306, 1383058

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

Indicate the number of outstanding Shares as of June 30, 2011: 20,600,000 Shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $551,970,973 and $478,916,966 respectively)	$551,995,536	$478,936,008
Cash held by broker	62,373,090	31,735,957
Net unrealized appreciation (depreciation) on futures contracts	(18,724,810)	87,536,560

Deposits with broker	595,643,816	598,208,525

Total assets	$595,643,816	$598,208,525

Liabilities
Management fee payable	$365,335	$381,105
Brokerage fee payable	8,491	10,346

Total liabilities	373,826	391,451

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	156	128

Total General shares	1,156	1,128

Shares:
Paid in capital—20,600,000 and 21,200,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	463,912,464	483,545,394
Accumulated earnings (deficit)	131,356,370	114,270,552

Total Shares	595,268,834	597,815,946

Total shareholders’ equity	595,269,990	597,817,074

Total liabilities and equity	$595,643,816	$598,208,525

Net asset value per share
General shares	$28.90	$28.20
Shares	$28.90	$28.20

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	3.36%	$19,999,980	$20,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	0.17	999,998	1,000,000
U.S. Treasury Bills, 0.005% due July 21, 2011	0.08	499,997	500,000
U.S. Treasury Bills, 0.005% due July 28, 2011	0.67	3,999,984	4,000,000
U.S. Treasury Bills, 0.05% due August 4, 2011	8.90	52,999,894	53,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	10.42	61,999,628	62,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	25.03	148,998,957	149,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	29.90	177,998,576	178,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	5.38	31,999,616	32,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	3.19	18,999,810	19,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	2.86	16,999,643	17,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	2.27	13,499,528	13,500,000
U.S. Treasury Bills, 0.025% due September 29, 2011	0.50	2,999,925	3,000,000

Total United States Treasury Obligations (cost $551,970,973)	92.73%	$551,995,536

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Light Sweet Crude Oil (6,042 contracts, settlement date June 20, 2012)	(3.15)%	$(18,724,810)

Net Unrealized Depreciation on Futures Contracts	(3.15)%	$(18,724,810)

Net unrealized depreciation is comprised of unrealized losses of $19,203,800 and unrealized gains of $478,990.

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

PowerShares DB Oil Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$110,276	$124,245	$279,381	$176,608

Expenses
Management Fee	1,185,099	766,926	2,307,448	1,403,177
Brokerage Commissions and Fees	2,381	66,903	62,240	79,228

Total Expenses	1,187,480	833,829	2,369,688	1,482,405

Net investment income (loss)	(1,077,204)	(709,584)	(2,090,307)	(1,305,797)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,443	(849)	5,861	(1,274)
Futures	94,013,001	(24,734,130)	125,426,141	(19,437,220)

Net realized gain (loss)	94,016,444	(24,734,979)	125,432,002	(19,438,494)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(27,990)	5,821	5,521	(16,590)
Futures	(161,935,900)	(39,208,330)	(106,261,370)	(32,170,650)

Net change in unrealized gain (loss)	(161,963,890)	(39,202,509)	(106,255,849)	(32,187,240)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(67,947,446)	(63,937,488)	19,176,153	(51,625,734)

Net Income (Loss)	$(69,024,650)	$(64,647,072)	$17,085,846	$(52,931,531)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	176	—	144

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$(69,024,650)	$(64,646,896)	$17,085,846	$(52,931,387)

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2011	40	$1,000	$292	$1,292	21,000,000	$477,831,752	$200,380,884	$678,212,636	$678,213,928

Sale of Shares					1,000,000	29,205,560		29,205,560	29,205,560

Redemption of Shares					(1,400,000)	(43,124,848)		(43,124,848)	(43,124,848)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(1,077,203)	(1,077,203)	(1,077,204)

Net realized gain (loss) on United States Treasury Obligations and Futures			145	145			94,016,299	94,016,299	94,016,444

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(280)	(280)			(161,963,610)	(161,963,610)	(161,963,890)

Net Income (Loss)			(136)	(136)			(69,024,514)	(69,024,514)	(69,024,650)

Balance at June 30, 2011	40	$1,000	$156	$1,156	20,600,000	$463,912,464	$131,356,370	$595,268,834	$595,269,990

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$132	$1,132	12,000,000	$262,674,788	$76,867,846	$339,542,634	$339,543,766	$1,132	$339,544,898

Sale of Shares					8,800,000	222,126,704		222,126,704	222,126,704		222,126,704

Redemption of Shares					—	—		—	—		—

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(709,578)	(709,578)	(709,581)	(3)	(709,584)
Net realized gain (loss) on United States Treasury Obligations and Futures			(50)	(50)			(24,734,879)	(24,734,879)	(24,734,929)	(50)	(24,734,979)
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(123)	(123)			(39,202,263)	(39,202,263)	(39,202,386)	(123)	(39,202,509)

Net Income (Loss)			(176)	(176)			(64,646,720)	(64,646,720)	(64,646,896)	(176)	(64,647,072)

Balance at June 30, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074

Sale of Shares					6,200,000	184,358,026		184,358,026	184,358,026

Redemption of Shares					(6,800,000)	(203,990,956)		(203,990,956)	(203,990,956)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(2,090,304)	(2,090,304)	(2,090,307)

Net realized gain (loss) on United States Treasury Obligations and Futures			205	205			125,431,797	125,431,797	125,432,002

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(174)	(174)			(106,255,675)	(106,255,675)	(106,255,849)

Net Income (Loss)			28	28			17,085,818	17,085,818	17,085,846

Balance at June 30, 2011	40	$1,000	$156	$1,156	20,600,000	$463,912,464	$131,356,370	$595,268,834	$595,269,990

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					10,200,000	257,877,018		257,877,018	257,877,018		257,877,018

Redemption of Shares					(2,400,000)	(65,561,690)		(65,561,690)	(65,561,690)		(65,561,690)

Net Income (Loss)
Net investment income (loss)			(4)	(4)			(1,305,789)	(1,305,789)	(1,305,793)	(4)	(1,305,797)
Net realized gain (loss) on United States Treasury Obligations and Futures			(33)	(33)			(19,438,428)	(19,438,428)	(19,438,461)	(33)	(19,438,494)
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(107)	(107)			(32,187,026)	(32,187,026)	(32,187,133)	(107)	(32,187,240)

Net Income (Loss)			(144)	(144)			(52,931,243)	(52,931,243)	(52,931,387)	(144)	(52,931,531)

Balance at June 30, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$17,085,846	$(52,931,531)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,214,761,053)	(798,742,874)
Proceeds from securities sold and matured	1,141,992,571	632,985,847
Net accretion of discount on United States Treasury Obligations	(279,664)	(177,545)
Net realized (gain) loss on United States Treasury Obligations	(5,861)	1,274
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	106,255,849	32,187,240
Change in operating receivables and liabilities:
Payable for securities purchased	—	3,998,483
Management fee payable	(15,770)	165,500
Brokerage fee payable	(1,855)	985

Net cash provided by (used for) operating activities	50,270,063	(182,512,621)

Cash flows from financing activities:
Proceeds from sale of Shares	184,358,026	257,877,018
Redemption of Shares	(203,990,956)	(65,561,690)

Net cash provided by (used for) financing activities	(19,632,930)	192,315,328

Net change in cash held by broker	30,637,133	9,802,707
Cash held by broker at beginning of period	31,735,957	15,134,140

Cash held by broker at end of period	$62,373,090	$24,936,847

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “DBIQ-OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $595,643,816 (or 100%) and $598,208,525 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,822,675 (or 7.19%) and $32,612,625 (or 5.45%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010, respectively. For

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $1,185,099 and $ 766,926, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $2,307,448 and $1,403,177, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $365,335 and $381,105, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $2,381 and $66,903, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $62,240 and $79,228, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $8,491 and $10,346, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $42,822,675 and $32,612,625, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2011, the Fund had $62,373,090 of cash held with the Commodity Broker. As of December 31, 2010 the Fund had $31,735,957 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of June 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $18,724,810 and a net unrealized appreciation position $87,536,560, respectively.

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

PowerShares DB Oil Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$551,995,536	$478,936,008
Commodity Futures Contracts (Level 1)	$(18,724,810)	$87,536,560

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	1,000,000	8,800,000	$29,205,560	$222,126,704	6,200,000	10,200,000	$184,358,026	$257,877,018
Shares Redeemed	(1,400,000)	—	(43,124,848)	—	(6,800,000)	(2,400,000)	(203,990,956)	(65,561,690)

Net Increase/ (Decrease)	(400,000)	8,800,000	$(13,919,288)	$222,126,704	(600,000)	7,800,000	$(19,632,930)	$192,315,328

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$32.30	$28.30	$28.20	$27.51
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3.35)	(4.36)	0.80	(3.52)
Net investment income (loss)	(0.05)	(0.04)	(0.10)	(0.09)

Net income (loss)	(3.40)	(4.40)	0.70	(3.61)
Net asset value per Share, end of period	$28.90	$23.90	$28.90	$23.90

Market value per Share, beginning of period	$32.26	$28.12	$28.22	$27.57

Market value per Share, end of period	$28.75	$23.81	$28.75	$23.81

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.69)%	(0.68)%	(0.69)%

Total expenses	0.75%	0.81%	0.77%	0.79%

Total Return, at net asset value **	(10.53)%	(15.55)%	2.48%	(13.12)%

Total Return, at market value **	(10.88)%	(15.33)%	1.88%	(13.64)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Oil Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “DBIQ-OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the oil sector. The DBIQ Optimum Yield Crude Oil Index Total Return™ (the “DBIQ-OY CL TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™ (“DBLCI-OY CL ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Total Return™ (“DBLCI-OY CL TR™”) and the DBIQ-OY CL TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ and DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™ or the DBLCI-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY CL TR™ & DBLCI-OY CL TR™
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010*
DB Light Sweet Crude Oil (WTI) Indices	(10.23)%	(15.15)%	2.83%	(12.58)%

AGGREGATE RETURN	(10.23)%	(15.15)%	2.83%	(12.58)%

*	During the period from January 3, 2007 to December 31, 2010, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY CL ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY CL TR™. The only difference between (i) the Index and (ii) the DBIQ-OY CL TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY CL TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY CL TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY CL TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $50.3 million and $(182.5)million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $1,214.8 million was paid to purchase United States Treasury Obligations and $1,142.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $798.7 million was paid to purchase United States Treasury Obligations and $633.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $106.3 million and by $32.2 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(19.6) million and $192.3 million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $184.4 million and $257.9 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “DBIQ-OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels. The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodity. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodity, which may compel the Fund to trade futures or other instruments that are not the Index Commodity as proxies for the Index Commodity. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodity as proxies for the Index Commodity could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DBO, DBONV AND DBOLIX FOR THE THREE MONTHS ENDED

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 10.88% from $32.26 per Share to $28.75 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $34.26 per Share (+6.20%) on April 8, 2011 to a low of $27.53 per Share (-14.66%) on June 27, 2011.

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 15.33% from $28.12 per Share to $23.81 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $29.83 per Share (+6.08%) on May 3, 2010 to a low of $23.17 per Share (-17.60%) on May 25, 2010.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 10.53% from $32.30 per Share to $28.90 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended June 30, 2011 contributed to an overall 10.23% decrease in the level of the DBIQ-OY CL TR™.

Net loss for the Three Months Ended June 30, 2011 was $69.0 million, resulting from $0.1 million of interest income, net realized gain of $94.0 million, net unrealized loss of $161.9 million and operating expenses of $1.2 million.

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 15.55% from $28.30 per Share to $23.90 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended June 30, 2010 contributed to a 15.15% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Three Months Ended June 30, 2010 was $64.6 million, resulting from $0.1 million of interest income, net realized losses of $24.7 million, net unrealized losses of $39.2 million and operating expenses of $0.8 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 1.88% from $28.22 per Share to $28.75 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $27.42 per Share (-2.83%) on January 25, 2011 to a high of $34.26 per Share (+21.40%) on April 8, 2011.

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 13.64% from $27.57 per Share to $23.81 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $29.83 per Share (+8.20%) on May 3, 2010 to a low of $23.17 per Share (-15.96%) on May 25, 2010.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 2.48% from $28.20 per Share to $28.90 per Share. An increase in the price of light sweet crude oil futures contracts during the Six Months Ended June 30, 2011 contributed to an overall 2.83% increase in the level of the DBIQ-OY CL TR™.

Net income for the Six Months Ended June 30, 2011 was $17.1 million, resulting from $0.3 million of interest income, net realized gain of $125.4 million, net unrealized loss of $106.2 million and operating expenses of $2.4 million.

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 13.12% from $27.51 per Share to $23.90 per Share. A decrease in the price of light sweet crude oil futures contracts during the Six Months Ended June 30, 2010 contributed to a 12.58% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Six Months Ended June 30, 2010 was $52.9 million, resulting from $0.2 million of interest income, net realized loss of $19.4 million, net unrealized loss of $32.2 million and operating expenses of $1.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$595,643,816	1.61%	$22,393,809	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$598,208,525	1.57%	$21,845,028	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	1,400,000	$30.80
Three Months Ended June 30, 2010	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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