Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2011-11-07
CIK 1367306, 1383058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of outstanding Shares as of September 30, 2011: 23,200,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	28
ITEM 4.	CONTROLS AND PROCEDURES.	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Reserved.	32
Item 5.	Other Information.	32
Item 6.	Exhibits.	32

SIGNATURES		33

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $523,983,517 and $478,916,966 respectively)	$523,992,479	$478,936,008
Cash held by broker	148,604,642	31,735,957
Net unrealized appreciation (depreciation) on futures contracts	(134,470,280)	87,536,560

Deposits with broker	538,126,841	598,208,525

Total assets	$538,126,841	$598,208,525

Liabilities
Management fee payable	$372,654	$381,105
Brokerage fee payable	9,560	10,346

Total liabilities	382,214	391,451

Commitments and Contingencies (Note 9)

Equity
Shareholders' equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(73)	128

Total General shares	927	1,128

Shares:
Paid in capital—23,200,000 and 21,200,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	529,394,988	483,545,394
Accumulated earnings (deficit)	8,348,712	114,270,552

Total Shares	537,743,700	597,815,946

Total shareholders' equity	537,744,627	597,817,074

Total liabilities and equity	$538,126,841	$598,208,525

Net asset value per share
General shares	$23.18	$28.20
Shares	$23.18	$28.20

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	4.09%	$21,999,978	$22,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	0.19	999,997	1,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	0.09	499,997	500,000
U.S. Treasury Bills, 0.055% due October 27, 2011	0.74	3,999,968	4,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	7.81	41,999,538	42,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	14.88	79,999,200	80,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	23.99	128,998,323	129,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	33.10	177,996,796	178,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	5.95	31,999,488	32,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	3.53	18,999,677	19,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	2.51	13,499,622	13,500,000
U.S. Treasury Bills, 0.02% due December 29, 2011	0.56	2,999,895	3,000,000

Total United States Treasury Obligations (cost $523,983,517)	97.44%	$523,992,479

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Light Sweet Crude Oil (6,804 contracts, settlement date June 20, 2012)	(25.01)%	$(134,470,280)

Net Unrealized Depreciation on Futures Contracts	(25.01)%	$(134,470,280)

Net unrealized depreciation is comprised entirely of unrealized losses of $134,470,280.

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	0.17%	$999,998	$1,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	0.17	999,991	1,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	0.08	499,990	500,000
U.S. Treasury Bills, 0.065% due January 27, 2011	3.18	18,999,297	19,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	7.86	46,996,475	47,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	19.07	113,988,942	114,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	19.57	116,983,854	117,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	19.90	118,980,722	119,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	3.33	19,996,000	20,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	5.02	29,993,400	30,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	0.84	4,998,885	5,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	0.42	2,499,360	2,500,000
U.S. Treasury Bills, 0.18% due March 31, 2011	0.50	2,999,094	3,000,000

Total United States Treasury Obligations (cost $478,916,966)	80.11%	$478,936,008

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (6,442 contracts, settlement date September 21, 2011)	14.64%	$87,536,560

Net Unrealized Appreciation on Futures Contracts	14.64%	$87,536,560

Net unrealized appreciation is comprised entirely of unrealized gains of $87,536,560.

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$46,948	$181,287	$326,329	$357,895

Expenses
Management Fee	1,116,775	989,855	3,424,223	2,393,032
Brokerage Commissions and Fees	11,561	23,792	73,801	103,020

Total Expenses	1,128,336	1,013,647	3,498,024	2,496,052

Net investment income (loss)	(1,081,388)	(832,360)	(3,171,695)	(2,138,157)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	1,823	556	7,684	(718)
Futures	(6,167,251)	2,611,290	119,258,890	(16,825,930)

Net realized gain (loss)	(6,165,428)	2,611,846	119,266,574	(16,826,648)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(15,601)	17,121	(10,080)	531
Futures	(115,745,470)	35,400,810	(222,006,840)	3,230,160

Net change in unrealized gain (loss)	(115,761,071)	35,417,931	(222,016,920)	3,230,691

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(121,926,499)	38,029,777	(102,750,346)	(13,595,957)

Net Income (Loss)	$(123,007,887)	$37,197,417	$(105,922,041)	$(15,734,114)

Less: net (income) loss attributed to the non-controlling interest in subsidiary—related party	—	(60)	—	84

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$(123,007,887)	$37,197,357	$(105,922,041)	$(15,734,030)

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders' Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$156	$1,156	20,600,000	$463,912,464	$131,356,370	$595,268,834	$595,269,990

Sale of Shares					4,800,000	123,977,820		123,977,820	123,977,820

Redemption of Shares					(2,200,000)	(58,495,296)		(58,495,296)	(58,495,296)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(1,081,385)	(1,081,385)	(1,081,388)

Net realized gain (loss) on United States Treasury Obligations and Futures			(11)	(11)			(6,165,417)	(6,165,417)	(6,165,428)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(215)	(215)			(115,760,856)	(115,760,856)	(115,761,071)

Net Income (Loss)			(229)	(229)			(123,007,658)	(123,007,658)	(123,007,887)

Balance at September 30, 2011	40	$1,000	$(73)	$927	23,200,000	$529,394,988	$8,348,712	$537,743,700	$537,744,627

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2010	40	$1,000	$(44)	$956	20,800,000	$484,801,492	$12,221,126	$497,022,618	$497,023,574	$956	$497,024,530

Sale of Shares					3,800,000	90,768,162		90,768,162	90,768,162		90,768,162

Redemption of Shares					(2,200,000)	(56,153,436)		(56,153,436)	(56,153,436)		(56,153,436)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(832,358)	(832,358)	(832,359)	(1)	(832,360)

Net realized gain (loss) on United States Treasury Obligations and Futures			4	4			2,611,838	2,611,838	2,611,842	4	2,611,846

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			57	57			35,417,817	35,417,817	35,417,874	57	35,417,931

Net Income (Loss)			60	60			37,197,297	37,197,297	37,197,357	60	37,197,417

Balance at September 30, 2010	40	$1,000	$16	$1,016	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,835,657	$1,016	$568,836,673

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders' Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074

Sale of Shares					11,000,000	308,335,846		308,335,846	308,335,846

Redemption of Shares					(9,000,000)	(262,486,252)		(262,486,252)	(262,486,252)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(3,171,689)	(3,171,689)	(3,171,695)

Net realized gain (loss) on United States Treasury Obligations and Futures			194	194			119,266,380	119,266,380	119,266,574

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(389)	(389)			(222,016,531)	(222,016,531)	(222,016,920)

Net Income (Loss)			(201)	(201)			(105,921,840)	(105,921,840)	(105,922,041)

Balance at September 30, 2011	40	$1,000	$(73)	$927	23,200,000	$529,394,988	$8,348,712	$537,743,700	$537,744,627

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

Sale of Shares					14,000,000	348,645,180		348,645,180	348,645,180		348,645,180

Redemption of Shares					(4,600,000)	(121,715,126)		(121,715,126)	(121,715,126)		(121,715,126)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(2,138,147)	(2,138,147)	(2,138,152)	(5)	(2,138,157)

Net realized gain (loss) on United States Treasury Obligations and Futures			(29)	(29)			(16,826,590)	(16,826,590)	(16,826,619)	(29)	(16,826,648)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(50)	(50)			3,230,791	3,230,791	3,230,741	(50)	3,230,691

Net Income (Loss)			(84)	(84)			(15,733,946)	(15,733,946)	(15,734,030)	(84)	(15,734,114)

Balance at September 30, 2010	40	$1,000	$16	$1,016	22,400,000	$519,416,218	$49,418,423	$568,834,641	$568,835,657	$1,016	$568,836,673

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(105,922,041)	$(15,734,114)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,758,722,486)	(1,318,552,557)
Proceeds from securities sold and matured	1,713,991,872	1,123,982,800
Net accretion of discount on United States Treasury Obligations	(328,253)	(359,218)
Net realized (gain) loss on United States Treasury Obligations	(7,684)	718
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	222,016,920	(3,230,691)
Change in operating receivables and liabilities:
Management fee payable	(8,451)	195,772
Brokerage fee payable	(786)	6,207

Net cash provided by (used for) operating activities	71,019,091	(213,691,083)

Cash flows from financing activities:
Proceeds from sale of Shares	308,335,846	348,645,180
Redemption of Shares	(262,486,252)	(121,715,126)

Net cash provided by (used for) financing activities	45,849,594	226,930,054

Net change in cash held by broker	116,868,685	13,238,971
Cash held by broker at beginning of period	31,735,957	15,134,140

Cash held by broker at end of period	$148,604,642	$28,373,111

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements

September 30, 2011

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

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively).

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

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $538,126,841 (or 100%) and $598,208,525 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $50,519,700 (or 9.39%) and

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

$32,612,625 (or 5.45%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $1,116,775 and $ 989,855, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $3,424,223 and $2,393,032, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $372,654 and $381,105, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $11,561 and $23,792, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $73,801 and $103,020, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $9,560 and $10,346, respectively.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $50,519,700 and $32,612,625, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $148,604,642 of cash held with the Commodity Broker of which $134,470,280 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $31,735,957 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $134,470,280 and a net unrealized appreciation position $87,536,560, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$523,992,479	$478,936,008
Commodity Futures Contracts (Level 1)	$(134,470,280)	$87,536,560

There were no Level 2 or Level 3 holdings as of September 30, 2011 and December 31, 2010.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	4,800,000	3,800,000	$123,977,820	$90,768,162	11,000,000	14,000,000	$308,335,846	$348,645,180
Shares Redeemed	(2,200,000)	(2,200,000)	(58,495,296)	(56,153,436)	(9,000,000)	(4,600,000)	(262,486,252)	(121,715,126)

Net Increase/ (Decrease)	2,600,000	1,600,000	$65,482,524	$34,614,726	2,000,000	9,400,000	$45,849,594	$226,930,054

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.90	$23.90	$28.20	$27.51
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5.67)	1.53	(4.87)	(1.99)
Net investment income (loss)	(0.05)	(0.04)	(0.15)	(0.13)

Net income (loss)	(5.72)	1.49	(5.02)	(2.12)
Net asset value per Share, end of period	$23.18	$25.39	$23.18	$25.39

Market value per Share, beginning of period	$28.75	$23.81	$28.22	$27.57

Market value per Share, end of period	$23.04	$25.30	$23.04	$25.30

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.63)%	(0.70)%	(0.67)%

Total expenses	0.76%	0.77%	0.77%	0.78%

Total Return, at net asset value **	(19.79)%	6.23%	(17.80)%	(7.71)%

Total Return, at market value **	(19.86)%	6.26%	(18.36)%	(8.23)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Performance Summary

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ and DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month

United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™ or the DBLCI-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended

September 30, 2011 and the Nine Months Ended September 30, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying

Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY CL TR™ & DBLCI-OY CL TR™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
DB Light Sweet Crude Oil (WTI) Indices	(19.29)%	6.40%	(17.01)%	(6.99)%

AGGREGATE RETURN	(19.29)%	6.40%	(17.01)%	(6.99)%

*	During the period from January 3, 2007 to December 31, 2010, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY CL ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $71.0 million and $(213.7) million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $1,758.7 million was paid to purchase United States Treasury Obligations and $1,714.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $1,318.6 million was paid to purchase United States Treasury Obligations and $1,124.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $222.0 million and increased by $3.2 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $45.8 million and $226.9 million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $308.3 million and $348.6 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 19.86% from $28.75 per Share to $23.04 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $29.67 per Share (+3.20%) on July 26, 2011 to a low of $23.04 per Share (-19.86%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 6.26% from $23.81 per Share to $25.30 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $23.02 per Share (-3.32%) on July 2, 2010 to a high of $25.91 per Share (+8.82%) on August 3, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 19.79% from $28.90 per Share to $23.18 per Share. A decrease in the price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2011 contributed to an overall 19.29% decrease in the level of the DBIQ-OY CL TR™.

Net loss for the Three Months Ended September 30, 2011 was $123.0 million, resulting from $0.1 million of interest income, net realized loss of $6.2 million, net unrealized loss of $115.8 million and operating expenses of $1.1 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 6.23% from $23.90 per Share to $25.39 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended September 30, 2010 contributed to a 6.40% increase in the level of the DBLCI-OY CL TR™.

Net income for the Three Months Ended September 30, 2010 was $37.2 million, resulting from $0.2 million of interest income, net realized gains of $2.6 million, net unrealized gains of $35.4 million and operating expenses of $1.0 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 18.36% from $28.22 per Share to $23.04 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $34.26 per Share (+21.40%) on April 8, 2011 to a low of $23.04 per Share (-18.36%) on September 30, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 8.23% from $27.57 per Share to $25.30 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $29.83 per Share (+8.20%) on May 3, 2010 to a low of $23.02 per Share (-16.50%) on July 2, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 17.80% from $28.20 per Share to $23.18 per Share. A decrease in the price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2011 contributed to an overall 17.01% decrease in the level of the DBIQ-OY CL TR™.

Net loss for the Nine Months Ended September 30, 2011 was $105.9 million, resulting from $0.3 million of interest income, net realized gain of $119.3 million, net unrealized loss of $222.0 million and operating expenses of $3.5 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 7.71% from $27.51 per Share to $25.39 per Share. A decrease in the price of light sweet crude oil futures contracts during the Nine Months Ended September 30, 2010 contributed to a 6.99% decrease in the level of the DBLCI-OY CL TR™.

Net loss for the Nine Months Ended September 30, 2010 was $15.7 million, resulting from $0.4 million of interest income, net realized loss of $16.8 million, net unrealized gain of $3.2 million and operating expenses of $2.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$538,126,841	1.84%	$23,031,411	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$598,208,525	1.57%	$21,845,028	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of September 30, 2011 relating to the Index Commodity is as follows:

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light, Sweet Crude Oil	NYMEX(CL)	3,000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined

[1]	Legend:
“NYMEX” means the New York Mercantile Exchange, or its successor.
[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of the exchange’s rulebook.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	2,200,000	$26.59
Three Months Ended September 30, 2010	2,200,000	$25.52

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Oil Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/s/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/s/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1