Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2011-11-07
CIK 1367306, 1383084

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

Indicate the number of outstanding Shares as of September 30, 2011: 22,400,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4.	CONTROLS AND PROCEDURES.	32

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	34
Item 4.	Reserved.	34
Item 5.	Other Information.	34
Item 6.	Exhibits.	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $384,983,031 and $434,940,130 respectively)	$384,994,622	$434,960,364
Cash held by broker (restricted $0 and $0)	145,121,674	18,806,286
Net unrealized appreciation (depreciation) on futures contracts	(108,365,888)	58,264,469

Deposits with broker	421,750,408	512,031,119

Total assets	$421,750,408	$512,031,119

Liabilities
Management fee payable	$313,941	$290,026
Brokerage fee payable	6,197	7,149

Total liabilities	320,138	297,175

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(248)	(25)

Total General shares	752	975

Shares:
Paid in capital—22,400,000 and 21,000,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	427,352,092	383,918,048
Accumulated earnings (deficit)	(5,922,574)	127,814,921

Total Shares	421,429,518	511,732,969

Total shareholders’ equity	421,430,270	511,733,944

Total liabilities and equity	$421,750,408	$512,031,119

Net asset value per share
General shares	$18.80	$24.38
Shares	$18.81	$24.37

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	0.71%	$2,999,997	$3,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	7.83	32,999,901	33,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	24.09	101,499,188	101,500,000
U.S. Treasury Bills, 0.115% due November 3, 2011	18.27	76,999,153	77,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	3.44	14,499,855	14,500,000
U.S. Treasury Bills, 0.035% due November 17, 2011	5.93	24,999,675	25,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	4.98	20,999,622	21,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	11.98	50,499,192	50,500,000
U.S. Treasury Bills, 0.03% due December 8, 2011	0.71	2,999,949	3,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	1.19	4,999,875	5,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	0.59	2,499,930	2,500,000
U.S. Treasury Bills, 0.02% due December 29, 2011	11.63	48,998,285	49,000,000

Total United States Treasury Obligations (cost $384,983,031)	91.35%	$384,994,622

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (2,791 contracts, settlement date September 17, 2012)	(5.17)%	$(21,796,957)
Copper (838 contracts, settlement date March 19, 2012)	(13.48)	(56,824,306)
Zinc (2,744 contracts, settlement date July 16, 2012)	(7.06)	(29,744,625)

Net Unrealized Depreciation on Futures Contracts	(25.71)%	$(108,365,888)

Net unrealized depreciation is comprised entirely of unrealized losses of $108,365,888.

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

PowerShares DB Base Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$54,812	$107,592	$345,247	$306,636

Expenses
Management Fee	1,059,476	645,579	3,274,091	2,434,744
Brokerage Commissions and Fees	20,379	1,623	83,522	39,190

Total Expenses	1,079,855	647,202	3,357,613	2,473,934

Net investment income (loss)	(1,025,043)	(539,610)	(3,012,366)	(2,167,298)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	3,721	34	9,360	2,654
Futures	(8,463,431)	(1,117,388)	35,904,288	75,141,340

Net realized gain (loss)	(8,459,710)	(1,117,354)	35,913,648	75,143,994

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,132)	6,619	(8,643)	(8,319)
Futures	(112,909,469)	65,303,563	(166,630,357)	(125,966,056)

Net change in unrealized gain (loss)	(112,918,601)	65,310,182	(166,639,000)	(125,974,375)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(121,378,311)	64,192,828	(130,725,352)	(50,830,381)

Net Income (Loss)	$(122,403,354)	$63,653,218	$(133,737,718)	$(52,997,679)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(148)	—	26

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$(122,403,354)	$63,653,070	$(133,737,718)	$(52,997,653)

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$(43)	$957	24,400,000	$467,435,900	$116,480,575	$583,916,475	$583,917,432

Sale of Shares					2,400,000	56,788,380		56,788,380	56,788,380

Redemption of Shares					(4,400,000)	(96,872,188)		(96,872,188)	(96,872,188)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(1,025,042)	(1,025,042)	(1,025,043)

Net realized gain (loss) on United States Treasury Obligations and Futures			(2)	(2)			(8,459,708)	(8,459,708)	(8,459,710)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(202)	(202)			(112,918,399)	(112,918,399)	(112,918,601)

Net Income (Loss)			(205)	(205)			(122,403,149)	(122,403,149)	(122,403,354)

Balance at September 30, 2011	40	$1,000	$(248)	$752	22,400,000	$427,352,092	$(5,922,574)	$421,429,518	$421,430,270

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(273)	$727	17,600,000	$304,402,312	$15,480,384	$319,882,696	$319,883,423	$727	$319,884,150

Sale of Shares					600,000	11,916,376		11,916,376	11,916,376		11,916,376

Redemption of Shares					(1,000,000)	(19,214,770)		(19,214,770)	(19,214,770)		(19,214,770)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(539,606)	(539,606)	(539,608)	(2)	(539,610)

Net realized gain (loss) on United States Treasury Obligations and Futures			(2)	(2)			(1,117,350)	(1,117,350)	(1,117,352)	(2)	(1,117,354)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			152	152			65,309,878	65,309,878	65,310,030	152	65,310,182

Net Income (Loss)			148	148			63,652,922	63,652,922	63,653,070	148	63,653,218

Balance at September 30, 2010	40	$1,000	$(125)	$875	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,099	$875	$376,238,974

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(25)	$975	21,000,000	$383,918,048	$127,814,921	$511,732,969	$511,733,944

Sale of Shares					10,200,000	247,106,192		247,106,192	247,106,192

Redemption of Shares					(8,800,000)	(203,672,148)		(203,672,148)	(203,672,148)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(3,012,361)	(3,012,361)	(3,012,366)

Net realized gain (loss) on United States Treasury Obligations and Futures			18	18			35,913,630	35,913,630	35,913,648

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(236)	(236)			(166,638,764)	(166,638,764)	(166,639,000)

Net Income (Loss)			(223)	(223)			(133,737,495)	(133,737,495)	(133,737,718)

Balance at September 30, 2011	40	$1,000	$(248)	$752	22,400,000	$427,352,092	$(5,922,574)	$421,429,518	$421,430,270

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

Sale of Shares					5,800,000	124,523,564		124,523,564	124,523,564		124,523,564

Redemption of Shares					(17,000,000)	(334,969,972)		(334,969,972)	(334,969,972)		(334,969,972)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(2,167,288)	(2,167,288)	(2,167,293)	(5)	(2,167,298)

Net realized gain (loss) on United States Treasury Obligations and Futures			114	114			75,143,766	75,143,766	75,143,880	114	75,143,994

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(135)	(135)			(125,974,105)	(125,974,105)	(125,974,240)	(135)	(125,974,375)

Net Income (Loss)			(26)	(26)			(52,997,627)	(52,997,627)	(52,997,653)	(26)	(52,997,679)

Balance at September 30, 2010	40	$1,000	$(125)	$875	17,200,000	$297,103,918	$79,133,306	$376,237,224	$376,238,099	$875	$376,238,974

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(133,737,718)	$(52,997,679)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,680,683,924)	(1,014,668,122)
Proceeds from securities sold and matured	1,730,996,429	1,259,977,799
Net accretion of discount on United States Treasury Obligations	(346,046)	(309,061)
Net realized (gain) loss on United States Treasury Obligations	(9,360)	(2,654)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	166,639,000	125,974,375
(Increase) decrease in restricted cash	—	30,491,981
Change in operating receivables and liabilities:
Payable to broker	—	(71,824,777)
Management fee payable	23,915	(151,345)
Brokerage fee payable	(952)	2,847

Net cash provided by (used for) operating activities	82,881,344	276,493,364

Cash flows from financing activities:
Proceeds from sale of Shares	247,106,192	124,523,564
Redemption of Shares	(203,672,148)	(334,969,972)

Net cash provided by (used for) financing activities	43,434,044	(210,446,408)

Net change in cash held by broker	126,315,388	66,046,956
Unrestricted cash held by broker at beginning of period	18,806,286	—

Unrestricted cash held by broker at end of period	$145,121,674	$66,046,956

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $421,750,408 (or 100%) and $512,031,119 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $43,180,501 (or 10.24%) and $37,364,735 (or 7.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $1,059,476 and $645,579, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $3,274,091 and $2,434,744, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $313,941 and $290,026, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $20,379 and $1,623, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $83,522 and $39,190, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $6,197 and $7,149, respectively.

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $43,180,501 and $37,364,735, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $145,121,674 of cash held with the Commodity Broker, of which $108,365,888 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had $18,806,286 of cash held with the Commodity Broker. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted,

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $108,365,888 and a net unrealized appreciation position of $58,264,469, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$384,994,622	$434,960,364
Commodity Futures Contracts (Level 1)	$(108,365,888)	$58,264,469

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

September 30, 2011

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	2,400,000	600,000	$56,788,380	$11,916,376	10,200,000	5,800,000	$247,106,192	$124,523,564
Shares Redeemed	(4,400,000)	(1,000,000)	(96,872,188)	(19,214,770)	(8,800,000)	(17,000,000)	(203,672,148)	(334,969,972)

Net Increase/ (Decrease)	(2,000,000)	(400,000)	$(40,083,808)	$(7,298,394)	1,400,000	(11,200,000)	$43,434,044	$(210,446,408)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$23.93	$18.18	$24.37	$22.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5.08)	3.72	(5.44)	(0.55)
Net investment income (loss)	(0.04)	(0.03)	(0.12)	(0.10)

Net income (loss)	(5.12)	3.69	(5.56)	(0.65)
Net asset value per Share, end of period	$18.81	$21.87	$18.81	$21.87

Market value per Share, beginning of period	$23.88	$18.00	$24.43	$22.50

Market value per Share, end of period	$18.55	$21.90	$18.55	$21.90

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.63)%	(0.69)%	(0.67)%

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total expenses	0.77%	0.75%	0.77%	0.77%

Total Return, at net asset value **	(21.40)%	20.30%	(22.81)%	(2.89)%

Total Return, at market value **	(22.32)%	21.67%	(24.07)%	(2.67)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of September 30, 2011:

Index Commodity	Fund Weight (%)
Aluminum	35.73
Zinc	30.19
Copper-Grade A	34.08

Closing Level as of September 30, 2011:	100.00

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ and the DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™ or the DBLCI-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TR™ & DBLCI-OY Industrial Metals TR™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
DB Aluminum Indices	(15.56)%	17.55%	(14.53)%	1.89%
DB Zinc Indices	(21.07)%	20.86%	(25.52)%	(16.31)%
DB Copper—Grade A Indices	(25.44)%	22.34%	(25.48)%	8.17%

AGGREGATE RETURN	(20.80)%	20.23%	(21.92)%	(2.31)%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Industrial Metals ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Industrial Metals TR™. The only difference between (i) the Index and (ii) the DBIQ-OY Industrial Metals TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Industrial Metals TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY Industrial Metals TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Industrial Metals TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by operating activities was $82.9 million and $276.5 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $1,680.7 million was paid to purchase United States Treasury Obligations and $1,731.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $1,014.7 million was paid to purchase United States Treasury Obligations and $1,260.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $166.6 million and $126.0 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $43.4 million and $(210.4) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $247.1 million and $124.5 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 22.32% from $23.88 per Share to $18.55 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $25.22 per Share (+5.61%) on July 26, 2011 to a low of $18.55 per Share (-22.32%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 21.67% from $18.00 per Share to $21.90 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $17.86 per Share (-0.78%) on July 1, 2010 to a high of $21.94 per Share (+21.89%) on September 29, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 21.40% from $23.93 per Share to $18.81 per Share. Decreases in the futures contract prices for zinc, copper and aluminum during the Three Months Ended September 30, 2011 resulted in an overall 20.80% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net loss for the Three Months Ended September 30, 2011 was $122.4 million, resulting from $0.1 million of interest income, net realized loss of $8.5 million and unrealized loss of $112.9 million, and operating expenses of $1.1 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 20.30% from $18.18 per Share to $21.87 per Share. An increase in the futures contract prices for zinc, copper and aluminum during the Three Months Ended September 30, 2010 resulted in an overall 20.23% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Three Months Ended September 30, 2010 was $63.7 million, resulting from $0.1 million of interest income, net realized losses of $1.1 million and unrealized gains of $65.3 million, and operating expenses of $0.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 24.07% from $24.43 per Share to $18.55 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.59 per Share (+4.75%) on April 8, 2011 to a low of $18.55 per Share (-24.07%) on September 30, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 2.67% from $22.50 per Share to $21.90 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $23.80 per Share (+5.78%) on January 6, 2010 to a low of $16.91 per Share (-24.84%) on June 7, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 22.81% from $24.37 per Share to $18.81 per Share. A decrease in the futures contract prices for zinc, aluminum and copper during the Nine Months Ended September 30, 2011 contributed to an overall 21.92% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Nine Months Ended September 30, 2011 was $133.7 million, resulting from $0.3 million of interest income, net realized gains of $35.9 million and unrealized losses of $166.6 million, and operating expenses of $3.3 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 2.89% from $22.52 per Share to $21.87 per Share. A decrease in the futures contract prices for zinc was partially offset by increases in the futures contract prices for copper and aluminum during the Nine Months Ended September 30, 2010 resulted in an overall 2.31% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Nine Months Ended September 30, 2010 was $53.0 million, resulting from $0.3 million of interest income, net realized gains of $75.1 million and unrealized losses of $126.0 million, and operating expenses of $2.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$421,750,408	1.48%	$14,502,056	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$512,031,119	1.81%	$21,601,957	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011 by Index Commodity:

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

Zinc

The price of zinc is volatile and is affected by numerous factors. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) has generally been dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

Copper

The price of copper is volatile. The price of copper is primarily affected by the global demand for and supply of copper. Demand for copper is significantly influenced by the level of global industrial economic activity. Industrial sectors which are particularly important include the electrical and construction sectors. In recent years demand has been supported by strong consumption from newly industrializing countries, which continue to be in a copper-intensive period of economic growth as they develop their infrastructure (such as China). An additional, but highly volatile, component of demand is adjustments to inventory in response to changes in economic activity and/or pricing levels. Apart from the United States, Canada and Australia, the majority of copper concentrate supply (the raw material) comes from outside the Organization for Economic Cooperation and Development

countries. Chile is the largest producer of copper concentrate. In previous years, copper supply has been affected by strikes, financial problems, political turmoil and terrorist activity.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	4,400,000	$22.02
Three Months Ended September 30, 2010	1,000,000	$19.21

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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