Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2011-11-07
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of September 30, 2011: 5,400,000 Shares.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $131,895,819 and $129,881,058 respectively)	$131,898,218	$129,887,420
Cash held by broker	23,902,082	18,369,257
Net unrealized appreciation (depreciation) on futures contracts	(16,150,368)	13,224,133

Deposits with broker	139,649,932	161,480,810

Total assets	$139,649,932	$161,480,810

Liabilities
Management fee payable	$99,653	$98,920
Brokerage fee payable	7,008	1,703

Total liabilities	106,661	100,623

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	34	76

Total General shares	1,034	1,076

Shares:
Paid in capital—5,400,000 and 6,000,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	130,196,586	146,604,062
Accumulated earnings (deficit)	9,345,651	14,775,049

Total Shares	139,542,237	161,379,111

Total shareholders’ equity	139,543,271	161,380,187

Total liabilities and equity	$139,649,932	$161,480,810

Net asset value per share
General shares	$25.85	$26.90
Shares	$25.84	$26.90

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	3.58%	$4,999,995	$5,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	16.41	22,899,863	22,900,000
U.S. Treasury Bills, 0.055% due October 27, 2011	17.20	23,999,808	24,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	4.30	5,999,934	6,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	14.33	19,999,800	20,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	6.45	8,999,883	9,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	7.17	9,999,820	10,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	9.31	12,999,792	13,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	2.87	3,999,932	4,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	2.15	2,999,916	3,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	10.75	14,999,475	15,000,000

Total United States Treasury Obligations (cost $131,895,819)	94.52%	$131,898,218

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Brent Crude (349 contracts, settlement date February 14, 2012)	(2.32)%	$(3,240,150)
Heating Oil (305 contracts, settlement date May 31, 2012)	(2.93)	(4,084,025)
Light Sweet Crude Oil (339 contracts, settlement date June 20, 2012)	(5.46)	(7,625,430)
Natural Gas (274 contracts, settlement date September 26, 2012)	(0.43)	(594,820)
RBOB Gasoline (334 contracts, settlement date November 30, 2011)	(0.43)	(605,943)

Net Unrealized Depreciation on Futures Contracts	(11.57)%	$(16,150,368)

Net unrealized depreciation is comprised of unrealized losses of $17,680,772 and unrealized gains of $1,530,404.

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	11.77%	$18,999,962	$19,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	17.91	28,899,422	28,900,000
U.S. Treasury Bills, 0.065% due January 27, 2011	10.53	16,999,371	17,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	3.10	4,999,625	5,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	12.39	19,998,060	20,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	2.48	3,999,448	4,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	11.77	18,996,200	19,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.48	3,999,120	4,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	1.86	2,999,232	3,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	6.20	9,996,980	10,000,000

Total United States Treasury Obligations (cost $129,881,058)	80.49%	$129,887,420

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Light Sweet Crude Oil (391 contracts, settlement date June 21, 2011)	3.31%	$5,359,000
Brent Crude Oil (396 contracts, settlement date January 14, 2011)	0.86	1,388,670
Heating Oil (345 contracts, settlement date May 31, 2011)	2.73	4,402,868
Natural Gas (348 contracts, settlement date September 28, 2011)	0.04	58,670
RBOB Gasoline (371 contracts, settlement date November 30, 2011)	1.25	2,014,925

Net Unrealized Appreciation on Futures Contracts	8.19%	$13,224,133

Net unrealized appreciation is comprised of unrealized gains of $13,394,763 and unrealized losses of $170,630.

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$14,554	$98,050	$111,941	$248,861

Expenses
Management Fee	332,948	591,255	1,147,837	1,800,140
Brokerage Commissions and Fees	6,318	22,651	31,712	51,006

Total Expenses	339,266	613,906	1,179,549	1,851,146

Net investment income (loss)	(324,712)	(515,856)	(1,067,608)	(1,602,285)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	1,514	(3,711)	4,534	(4,790)
Futures	(1,047,502)	(18,697,748)	25,012,098	(23,177,899)

Net realized gain (loss)	(1,045,988)	(18,701,459)	25,016,632	(23,182,689)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,434)	23,890	(3,963)	(2,037)
Futures	(21,234,558)	24,339,541	(29,374,501)	(5,035,651)

Net change in unrealized gain (loss)	(21,237,992)	24,363,431	(29,378,464)	(5,037,688)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(22,283,980)	5,661,972	(4,361,832)	(28,220,377)

Net Income (Loss)	$(22,608,692)	$5,146,116	$(5,429,440)	$(29,822,662)

Less: net (income) loss attributed to the non-controlling interest in subsidiary—related party	—	(37)	—	74

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$(22,608,692)	$5,146,079	$(5,429,440)	$(29,822,588)

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$194	$1,194	6,800,000	$171,094,396	$31,954,183	$203,048,579	$203,049,773

Redemption of Shares					(1,400,000)	(40,897,810)		(40,897,810)	(40,897,810)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(324,711)	(324,711)	(324,712)

Net realized gain (loss) on United States Treasury Obligations and Futures			(9)	(9)			(1,045,979)	(1,045,979)	(1,045,988)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(150)	(150)			(21,237,842)	(21,237,842)	(21,237,992)

Net Income (Loss)			(160)	(160)			(22,608,532)	(22,608,532)	(22,608,692)

Balance at September 30, 2011	40	$1,000	$34	$1,034	5,400,000	$130,196,586	$9,345,651	$139,542,237	$139,543,271

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2010	40	$1,000	$(70)	$930	14,400,000	$342,722,226	$(8,037,302)	$334,684,924	$334,685,854	$930	$334,686,784

Sale of Shares					1,200,000	27,490,842		27,490,842	27,490,842		27,490,842

Redemption of Shares					(5,400,000)	(120,850,380)		(120,850,380)	(120,850,380)		(120,850,380)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(515,852)	(515,852)	(515,854)	(2)	(515,856)

Net realized gain (loss) on United States Treasury Obligations and Futures			(66)	(66)			(18,701,327)	(18,701,327)	(18,701,393)	(66)	(18,701,459)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			105	105			24,363,221	24,363,221	24,363,326	105	24,363,431

Net Income (Loss)			37	37			5,146,042	5,146,042	5,146,079	37	5,146,116

Balance at September 30, 2010	40	$1,000	$(33)	$967	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,472,395	$967	$246,473,362

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187

Sale of Shares					3,200,000	97,117,534		97,117,534	97,117,534

Redemption of Shares					(3,800,000)	(113,525,010)		(113,525,010)	(113,525,010)

Net Income (Loss)

Net investment income (loss)			(7)	(7)			(1,067,601)	(1,067,601)	(1,067,608)

Net realized gain (loss) on United States Treasury Obligations and Futures			170	170			25,016,462	25,016,462	25,016,632

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(205)	(205)			(29,378,259)	(29,378,259)	(29,378,464)

Net Income (Loss)			(42)	(42)			(5,429,398)	(5,429,398)	(5,429,440)

Balance at September 30, 2011	40	$1,000	$34	$1,034	5,400,000	$130,196,586	$9,345,651	$139,542,237	$139,543,271

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

Sale of Shares					3,800,000	89,060,976		89,060,976	89,060,976		89,060,976

Redemption of Shares					(6,200,000)	(140,548,664)		(140,548,664)	(140,548,664)		(140,548,664)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,602,273)	(1,602,273)	(1,602,279)	(6)	(1,602,285)

Net realized gain (loss) on United States Treasury Obligations and Futures			(79)	(79)			(23,182,531)	(23,182,531)	(23,182,610)	(79)	(23,182,689)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			11	11			(5,037,710)	(5,037,710)	(5,037,699)	11	(5,037,688)

Net Income (Loss)			(74)	(74)			(29,822,514)	(29,822,514)	(29,822,588)	(74)	(29,822,662)

Balance at September 30, 2010	40	$1,000	$(33)	$967	10,200,000	$249,362,688	$(2,891,260)	$246,471,428	$246,472,395	$967	$246,473,362

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(5,429,440)	$(29,822,662)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(569,596,087)	(842,428,882)
Proceeds from securities sold and matured	567,699,401	915,685,458
Net accretion of discount on United States Treasury Obligations	(113,541)	(249,571)
Net realized (gain) loss on United States Treasury Obligations	(4,534)	4,790
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	29,378,464	5,037,688
Change in operating receivables and liabilities:
Management fee payable	733	(67,944)
Brokerage fee payable	5,305	2,329

Net cash provided by (used for) operating activities	21,940,301	48,161,206

Cash flows from financing activities:
Proceeds from sale of Shares	97,117,534	89,060,976
Redemption of Shares	(113,525,010)	(140,548,664)

Net cash provided by (used for) financing activities	(16,407,476)	(51,487,688)

Net change in cash held by broker	5,532,825	(3,326,482)
Cash held by broker at beginning of period	18,369,257	25,950,973

Cash held by broker at end of period	$23,902,082	$22,624,491

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

September 30, 2011

judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $139,649,932 (or 100%) and $161,480,810 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $11,392,623 (or 8.16%) and $8,454,938 (or 5.24%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $332,948 and $591,255, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $1,147,837 and $1,800,140, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $99,653 and $98,920, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $6,318 and $22,651, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $31,712 and $51,006, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $7,008 and $1,703, respectively.

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

September 30, 2011

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

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $11,392,623 and $8,454,938, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $23,902,082 of cash held with the Commodity Broker of which $16,150,368 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $18,369,257 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $16,150,368 and a net unrealized appreciation position of $13,224,133, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$131,898,218	$129,887,420
Commodity Futures Contracts (Level 1)	$(16,150,368)	$13,224,133

There were no Level 2 or Level 3 holdings as of September 30, 2011 and December 31, 2010.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

September 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	—	1,200,000	$—	$27,490,842	3,200,000	3,800,000	$97,117,534	$89,060,976
Shares Redeemed	(1,400,000)	(5,400,000)	(40,897,810)	(120,850,380)	(3,800,000)	(6,200,000)	(113,525,010)	(140,548,664)

Net Increase/ (Decrease)	(1,400,000)	(4,200,000)	$(40,897,810)	$(93,359,538)	(600,000)	(2,400,000)	$(16,407,476)	$(51,487,688)

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$29.86	$23.24	$26.90	$26.01
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3.97)	0.96	(0.90)	(1.73)
Net investment income (loss)	(0.05)	(0.04)	(0.16)	(0.12)

Net income (loss)	(4.02)	0.92	(1.06)	(1.85)
Net asset value per Share, end of period	$25.84	$24.16	$25.84	$24.16

Market value per Share, beginning of period	$29.73	$23.15	$26.88	$26.19

Market value per Share, end of period	$25.71	$24.16	$25.71	$24.16

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.66)%	(0.70)%	(0.67)%

Total expenses	0.77%	0.78%	0.77%	0.77%

Total Return, at net asset value **	(13.46)%	3.96%	(3.94)%	(7.11)%

Total Return, at market value **	(13.52)%	4.36%	(4.35)%	(7.75)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	19.21
Heating Oil	23.89
Brent Crude Oil	24.13
RBOB Gasoline	24.56
Natural Gas	8.21

Closing Level as of September 30, 2011:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™ (the “DBLCI-OY Energy ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index Optimum Yield Energy Total Return™ (the “DBLCI-OY Energy TR™”) and the DBIQ-OY Energy TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ and DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™ or DBLCI-OY Energy TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™ & DBLCI-OY Energy TR™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
Light Sweet Crude Oil (WTI) Indices	(19.29)%	6.40%	(17.01)%	(6.99)%
Heating Oil Indices	(10.84)%	6.68%	2.85%	(2.03)%
Brent Crude Oil Indices	(12.58)%	8.54%	2.02%	(0.37)%
RBOB Gasoline Indices	(9.28)%	5.52%	6.25%	(2.15)%
Natural Gas Indices	(15.61)%	(21.68)%	(19.66)%	(37.09)%

AGGREGATE RETURN	(13.04)%	4.11%	(3.26)%	(6.48)%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Energy ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $21.9 million and $48.2 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $569.6 million was paid to purchase United States Treasury Obligations and $567.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $842.4 million was paid to purchase United States Treasury Obligations and $915.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $29.4 million and $5.0 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(16.4) million and $(51.5) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $97.1 million and $89.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 13.52% from $29.73 per Share to $25.71 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $31.09 per Share (+4.57%) on July 22, 2011 to a low of $25.71 per Share (-13.52%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 4.36% from $23.15 per Share to $24.16 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $21.94 per Share (-5.23%) on August 24, 2010 to a high of $25.04 per Share (+8.16%) on August 3, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 13.46% from $29.86 per Share to $25.84 per Share. Decreases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, natural gas and RBOB gasoline during the Three Months Ended September 30, 2011 contributing to an overall 13.04% decrease in the level of the DBIQ-OY Energy TR™.

Net loss for the Three Months Ended September 30, 2011 was $22.6 million, resulting from $0.01 million of interest income, net realized loss of $1.1 million, net unrealized loss of $21.2 million, and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 3.96% from $23.24 per Share to $24.16 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline, were partially offset by falling prices in natural gas during the Three Months Ended September 30, 2010 resulting in an overall 4.11% increase in the level of the DBLCI-OY Energy TR™.

Net income for the Three Months Ended September 30, 2010 was $5.1 million, resulting from $0.1 million of interest income, net realized losses of $18.7 million, net unrealized gains of $24.3 million, and operating expenses of $0.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 4.35% from $26.88 per Share to $25.71 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $33.45 per Share (+24.44%) on April 29, 2011 to a low of $25.71 per Share (-4.35%) on September 30, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 7.75% from $26.19 per Share to $24.16 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $27.65 per Share (+5.57%) on May 3, 2010 to a low of $21.94 per Share (-16.23%) on August 24, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 3.94% from $26.90 per Share to $25.84 per Share. Decreases in the futures contract prices for light sweet crude oil and natural gas were partially offset by rising prices in heating oil, Brent crude oil and RBOB gasoline during the Nine Months Ended September 30, 2011 contributing to an overall 3.26% decrease in the level of the DBIQ-OY Energy TR™.

Net loss for the Nine Months Ended September 30, 2011 was $5.4 million, resulting from $0.1 million of interest income, net realized gain of $25.0 million, net unrealized loss of $29.3 million, and operating expenses of $1.2 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 7.11% from $26.01 per Share to $24.16 per Share. A decrease in the futures contract prices for Natural Gas, light sweet crude oil, heating oil, Brent crude oil, and RBOB gasoline during the Nine Months Ended September 30, 2010 resulting in an overall 6.48% decrease in the level of the DBLCI-OY Energy TR™.

Net loss for the Nine Months Ended September 30, 2010 was $29.8 million, resulting from $0.2 million of interest income, net realized losses of $23.2 million, net unrealized losses of $5.0 million, and operating expenses of $1.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$139,649,932	1.59%	$5,145,528	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$161,480,810	1.66%	$5,381,104	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in four of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil, RBOB Gasoline and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the 2011 Proposed Rules represent 77.5% of original base weights of the Index Commodities.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light, Sweet Crude Oil	NYMEX (CL)	3,000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
RBOB Gasoline	NYMEX (XB)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

[1]	Legend:

“NYMEX” means the New York Mercantile Exchange, or its successor.

[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	1,400,000	$29.21
Three Months Ended September 30, 2010	5,400,000	$22.38

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: November 7, 2011	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

E-1