Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2011-11-07
CIK 1367306, 1383055

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

Indicate the number of outstanding Shares as of September 30, 2011: 7,200,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $362,492,184 and $288,439,987 respectively)	$362,494,299	$288,453,722
Cash held by broker	58,506,180	32,656,223
Net unrealized appreciation (depreciation) on futures contracts	(12,819,510)	10,398,620

Deposits with broker	408,180,969	331,508,565

Total assets	$408,180,969	$331,508,565

Liabilities
Management fee payable	$240,042	$206,603
Brokerage fee payable	4,836	4,945

Total liabilities	244,878	211,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,266	1,008

Total General shares	2,266	2,008

Shares:
Paid in capital—7,200,000 and 6,600,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	288,211,588	240,826,494
Accumulated earnings (deficit)	119,722,237	90,468,515

Total Shares	407,933,825	331,295,009

Total shareholders’ equity	407,936,091	331,297,017

Total liabilities and equity	$408,180,969	$331,508,565

Net asset value per share
General shares	$56.65	$50.20
Shares	$56.66	$50.20

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	21.82%	$88,999,911	$89,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	4.17	16,999,949	17,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	0.86	3,499,972	3,500,000
U.S. Treasury Bills, 0.045% due November 10, 2011	9.07	36,999,630	37,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	6.85	27,999,636	28,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	0.25	999,982	1,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	11.52	46,999,248	47,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	3.68	14,999,745	15,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	12.50	50,998,725	51,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	3.19	12,999,636	13,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	14.95	60,997,865	61,000,000

Total United States Treasury Obligations (cost $362,492,184)	88.86%	$362,494,299

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (2,528 contracts, settlement date February 27, 2012)	(3.14)%	$(12,819,510)

Net Unrealized Depreciation on Futures Contracts	(3.14)%	$(12,819,510)

Net unrealized depreciation is comprised of unrealized losses of $12,892,730 and unrealized gains of $73,220.

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

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$21,012	$77,779	$149,492	$156,953

Expenses
Management Fee	673,366	444,742	1,677,428	1,062,403
Brokerage Commissions and Fees	15,913	21,720	43,846	44,860

Total Expenses	689,279	466,462	1,721,274	1,107,263

Net investment income (loss)	(668,267)	(388,683)	(1,571,782)	(950,310)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	103	278	4,602	(205)
Futures	48,851,790	15,010,380	54,050,910	42,740,750

Net realized gain (loss)	48,851,893	15,010,658	54,055,512	42,740,545

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,523)	13,318	(11,620)	1,517
Futures	(28,367,080)	(3,080,180)	(23,218,130)	(10,763,910)

Net change in unrealized gain (loss)	(28,374,603)	(3,066,862)	(23,229,750)	(10,762,393)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	20,477,290	11,943,796	30,825,762	31,978,152

Net Income (Loss)	$19,809,023	$11,555,113	$29,253,980	$31,027,842

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(82)	—	(284)

Net Income (Loss) Attributable to PowerShares DB Gold Fund	$19,809,023	$11,555,031	$29,253,980	$31,027,558

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$1,107	$2,107	5,000,000	$163,421,436	$99,913,373	$263,334,809	$263,336,916

Sale of Shares					2,400,000	135,932,964		135,932,964	135,932,964

Redemption of Shares					(200,000)	(11,142,812)		(11,142,812)	(11,142,812)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(668,264)	(668,264)	(668,267)

Net realized gain (loss) on United States Treasury Obligations and Futures			441	441			48,851,452	48,851,452	48,851,893

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(279)	(279)			(28,374,324)	(28,374,324)	(28,374,603)

Net Income (Loss)			159	159			19,808,864	19,808,864	19,809,023

Balance at September 30, 2011	40	$1,000	$1,266	$2,266	7,200,000	$288,211,588	$119,722,237	$407,933,825	$407,936,091

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2010	40	$1,000	$773	$1,773	5,400,000	$185,124,338	$54,276,290	$239,400,628	$239,402,401	$1,773	$239,404,174

Sale of Shares					1,200,000	54,333,974		54,333,974	54,333,974		54,333,974

Redemption of Shares					(400,000)	(17,745,106)		(17,745,106)	(17,745,106)		(17,745,106)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(388,679)	(388,679)	(388,681)	(2)	(388,683)

Net realized gain (loss) on United States Treasury Obligations and Futures			115	115			15,010,428	15,010,428	15,010,543	115	15,010,658

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(31)	(31)			(3,066,800)	(3,066,800)	(3,066,831)	(31)	(3,066,862)

Net Income (Loss)			82	82			11,554,949	11,554,949	11,555,031	82	11,555,113

Balance at September 30, 2010	40	$1,000	$855	$1,855	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,546,300	$1,855	$287,548,155

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017

Sale of Shares					3,400,000	187,445,930		187,445,930	187,445,930

Redemption of Shares					(2,800,000)	(140,060,836)		(140,060,836)	(140,060,836)

Net Income (Loss)

Net investment income (loss)			(13)	(13)			(1,571,769)	(1,571,769)	(1,571,782)

Net realized gain (loss) on United States Treasury Obligations and Futures			476	476			54,055,036	54,055,036	54,055,512

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(205)	(205)			(23,229,545)	(23,229,545)	(23,229,750)

Net Income (Loss)			258	258			29,253,722	29,253,722	29,253,980

Balance at September 30, 2011	40	$1,000	$1,266	$2,266	7,200,000	$288,211,588	$119,722,237	$407,933,825	$407,936,091

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

Sale of Shares					3,400,000	150,091,134		150,091,134	150,091,134		150,091,134

Redemption of Shares					(1,800,000)	(74,235,352)		(74,235,352)	(74,235,352)		(74,235,352)

Net Income (Loss)

Net investment income (loss)			(8)	(8)			(950,294)	(950,294)	(950,302)	(8)	(950,310)

Net realized gain (loss) on United States Treasury Obligations and Futures			405	405			42,739,735	42,739,735	42,740,140	405	42,740,545

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(113)	(113)			(10,762,167)	(10,762,167)	(10,762,280)	(113)	(10,762,393)

Net Income (Loss)			284	284			31,027,274	31,027,274	31,027,558	284	31,027,842

Balance at September 30, 2010	40	$1,000	$855	$1,855	6,200,000	$221,713,206	$65,831,239	$287,544,445	$287,546,300	$1,855	$287,548,155

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$29,253,980	$31,027,842
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(820,392,935)	(625,291,761)
Proceeds from securities sold and matured	746,494,832	546,496,075
Net accretion of discount on United States Treasury Obligations	(149,492)	(156,952)
Net realized (gain) loss on United States Treasury Obligations	(4,602)	205
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	23,229,750	10,762,393
Change in operating receivables and liabilities:
Payable to broker	—	(13,645,890)
Management fee payable	33,439	74,620
Brokerage fee payable	(109)	5,496

Net cash provided by (used for) operating activities	(21,535,137)	(50,727,972)

Cash flows from financing activities:
Proceeds from sale of Shares	187,445,930	150,091,134
Redemption of Shares	(140,060,836)	(74,235,352)

Net cash provided by (used for) financing activities	47,385,094	75,855,782

Net change in cash held by broker	25,849,957	25,127,810
Cash held by broker at beginning of period	32,656,223	—

Cash held by broker at end of period	$58,506,180	$25,127,810

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

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $408,180,969 (or 100%) and $331,508,565 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $29,008,800 (or 7.11%) and

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

$14,118,300 (or 4.26%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $673,366 and $444,742, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $1,677,428 and $1,062,403, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $240,042 and $206,603, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $15,913 and $21,720, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $43,846 and $44,860, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $4,836 and $4,945, respectively.

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

September 30, 2011

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $29,008,800 and $14,118,300, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011 the Fund had $58,506,180 of cash held with the Commodity Broker of which $12,819,510 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $32,656,223 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $12,819,510 and a net unrealized appreciation position of $10,398,620, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$362,494,299	$288,453,722
Commodity Futures Contracts (Level 1)	$(12,819,510)	$10,398,620

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

September 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	2,400,000	1,200,000	$135,932,964	$54,333,974	3,400,000	3,400,000	$187,445,930	$150,091,134
Shares Redeemed	(200,000)	(400,000)	(11,142,812)	(17,745,106)	(2,800,000)	(1,800,000)	(140,060,836)	(74,235,352)

Net Increase/ (Decrease)	2,200,000	800,000	$124,790,152	$36,588,868	600,000	1,600,000	$47,385,094	$75,855,782

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$52.67	$44.33	$50.20	$39.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.10	2.12	6.74	7.32
Net investment income (loss)	(0.11)	(0.07)	(0.28)	(0.21)

Net income (loss)	3.99	2.05	6.46	7.11
Net asset value per Share, end of period	$56.66	$46.38	$56.66	$46.38

Market value per Share, beginning of period	$52.54	$44.31	$50.16	$39.22

Market value per Share, end of period	$56.83	$46.38	$56.83	$46.38

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.65)%	(0.70)%	(0.67)%

Total expenses	0.76%	0.78%	0.77%	0.78%

Total Return, at net asset value **	7.58%	4.62%	12.87%	18.11%

Total Return, at market value **	8.17%	4.67%	13.30%	18.26%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Index Total Return™ (the “DBIQ-OY GC TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™ (the “DBLCI-OY GC ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index Optimum Yield Gold Total ReturnTM (the “DBLCI-OY Gold TR™”) and the DBIQ-OY GC TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of DBLCI-OY Gold TR™ and Underlying Index

Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY GC TR™ and the DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY GC TR™ or DBLCI-OY Gold TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™ & DBLCI-OY Gold TR™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
DB Gold Indices	7.77%	4.82%	13.48%	18.88%

AGGREGATE RETURN	7.77%	4.82%	13.48%	18.88%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY GC ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(21.5) million and $(50.7) million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $820.4 million was paid to purchase United States Treasury Obligations and $746.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $625.3 million was paid to purchase United States Treasury Obligations and $546.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $23.2 million and $10.8 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $47.4 million and $75.9 million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $187.4 million and $150.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 8.17% from $52.54 per Share to $56.83 per Share. The Share price low and high for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a low of $52.14 per Share (-0.76%) on July 1, 2011 to a high of $66.33 per Share (+26.25%) on August 22, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 4.67% from $44.31 per Share to $46.38 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $41.23 per Share (-6.95%) on July 27, 2010 to a high of $46.43 per Share (+4.78%) on September 29, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share increased 7.58% from $52.67 per Share to $56.66 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2011 contributed to an overall 7.77% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended September 30, 2011 was $19.8 million, resulting from interest income of $0.02 million, net realized gain of $48.9 million, net unrealized loss of $28.4 million, and operating expenses of $0.7 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 4.62% from $44.33 per Share to $46.38 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2010 contributed to a 4.82% increase in the level of the DBLCI-OY GC TR™.

Net income for the Three Months Ended September 30, 2010 was $11.5 million, resulting from $0.1 million of interest income, net realized gains of $15.0 million, net unrealized losses of $3.1 million, and operating expenses of $0.5 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 13.30% from $50.16 per Share to $56.83 per Share. The Share price low and high for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $46.22 per Share (-7.85%) on January 27, 2011 to a high of $66.33 per Share (+32.24%) on August 22, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 18.26% from $39.22 per Share to $46.38 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $46.43 per Share (+18.38%) on September 29, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share increased 12.87% from $50.20 per Share to $56.66 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2011 contributing to an overall 13.48% increase in the level of the DBIQ-OY GC TR™.

Net income for the Nine Months Ended September 30, 2011 was $29.3 million, resulting interest income of $0.1 million, net realized gain of $54.1 million, net unrealized loss of $23.2 million, and operating expenses of $1.7 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 18.11% from $39.27 per Share to $46.38 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2010 contributed to a 18.88% increase in the level of the DBLCI-OY GC TR™.

Net income for the Nine Months Ended September 30, 2010 was $31.0 million, resulting from $0.2 million of interest income, net realized gains of $42.7 million, net unrealized losses of $10.8 million, and operating expenses of $1.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$408,180,969	1.24%	$11,735,259	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$331,508,565	1.01%	$7,782,065	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	200,000	$55.71
Three Months Ended September 30, 2010	400,000	$44.36

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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