Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2011-11-07
CIK 1367306, 1383057

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

Indicate the number of outstanding Shares as of September 30, 2011: 9,000,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4.	CONTROLS AND PROCEDURES.	31

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	35
Item 4.	Reserved.	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	35

SIGNATURES		36

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $448,485,319 and $333,449,559 respectively)	$448,495,611	$333,464,321
Cash held by broker	102,002,998	46,738,919
Net unrealized appreciation (depreciation) on futures contracts	(40,883,395)	24,242,035

Deposits with broker	509,615,214	404,445,275

Total assets	$509,615,214	$404,445,275

Liabilities
Management fee payable	$380,373	$244,541
Brokerage fee payable	7,479	4,742

Total liabilities	387,852	249,283

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,263	1,073

Total General shares	2,263	2,073

Shares:
Paid in capital—9,000,000 and 7,800,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	374,341,650	286,631,820
Accumulated earnings (deficit)	134,883,449	117,562,099

Total Shares	509,225,099	404,193,919

Total shareholders’ equity	509,227,362	404,195,992

Total liabilities and equity	$509,615,214	$404,445,275

Net asset value per share
General shares	$56.58	$51.83
Shares	$56.58	$51.82

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	5.11%	$25,999,974	$26,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	2.16	10,999,967	11,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	4.61	23,499,859	23,500,000
U.S. Treasury Bills, 0.055% due October 27, 2011	58.13	295,997,632	296,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	1.96	9,999,890	10,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	2.55	12,999,870	13,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	4.91	24,999,675	25,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	0.39	1,999,964	2,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	0.79	3,999,936	4,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	0.59	2,999,949	3,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	0.98	4,999,875	5,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	1.96	9,999,720	10,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	3.93	19,999,300	20,000,000

Total United States Treasury Obligations (cost $448,485,319)	88.07%	$448,495,611

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (2,553 contracts, settlement date February 27, 2012)	(2.75)%	$(13,975,400)
Silver (652 contracts, settlement date December 28, 2011)	(5.28)	(26,907,995)

Net Unrealized Depreciation on Futures Contracts	(8.03)%	$(40,883,395)

Net unrealized depreciation is comprised of unrealized losses of $43,822,385 and unrealized gains of $2,938,990.

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

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$57,185	$89,969	$238,508	$201,118

Expenses
Management Fee	1,173,068	527,160	2,749,403	1,513,158
Brokerage Commissions and Fees	42,563	13,116	78,749	48,702

Total Expenses	1,215,631	540,276	2,828,152	1,561,860

Net investment income (loss)	(1,158,446)	(450,307)	(2,589,644)	(1,360,742)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	3,896	—	12,669	(875)
Futures	68,149,390	18,830,140	85,028,415	42,784,320

Net realized gain (loss)	68,153,286	18,830,140	85,041,084	42,783,445

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,709)	8,454	(4,470)	(359)
Futures	(46,002,355)	1,614,840	(65,125,430)	5,904,855

Net change in unrealized gain (loss)	(46,009,064)	1,623,294	(65,129,900)	5,904,496

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	22,144,222	20,453,434	19,911,184	48,687,941

Net Income (Loss)	$20,985,776	$20,003,127	$17,321,540	$47,327,199

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(115)	—	(302)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$20,985,776	$20,003,012	$17,321,540	$47,326,897

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$1,204	$2,204	10,000,000	$437,204,754	$113,897,732	$551,102,486	$551,104,690

Sale of Shares					600,000	37,890,544		37,890,544	37,890,544

Redemption of Shares					(1,600,000)	(100,753,648)		(100,753,648)	(100,753,648)

Net Income (Loss)

Net investment income (loss)			(22)	(22)			(1,158,424)	(1,158,424)	(1,158,446)

Net realized gain (loss) on United States Treasury Obligations and Futures			756	756			68,152,530	68,152,530	68,153,286

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(675)	(675)			(46,008,389)	(46,008,389)	(46,009,064)

Net Income (Loss)			59	59			20,985,717	20,985,717	20,985,776

Balance at September 30, 2011	40	$1,000	$1,263	$2,263	9,000,000	$374,341,650	$134,883,449	$509,225,099	$509,227,362

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2010	40	$1,000	$692	$1,692	6,600,000	$230,816,762	$48,376,215	$279,192,977	$279,194,669	$1,692	$279,196,361

Sale of Shares					400,000	17,080,588	17,080,588		17,080,588		17,080,588

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(450,303)	(450,303)	(450,305)	(2)	(450,307)

Net realized gain (loss) on United States Treasury Obligations and Futures			114	114			18,829,912	18,829,912	18,830,026	114	18,830,140

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			3	3			1,623,288	1,623,288	1,623,291	3	1,623,294

Net Income (Loss)			115	115			20,002,897	20,002,897	20,003,012	115	20,003,127

Balance at September 30, 2010	40	$1,000	$807	$1,807	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,278,269	$1,807	$316,280,076

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992

Sale of Shares					6,200,000	367,164,476		367,164,476	367,164,476

Redemption of Shares					(5,000,000)	(279,454,646)		(279,454,646)	(279,454,646)

Net Income (Loss)

Net investment income (loss)			(28)	(28)			(2,589,616)	(2,589,616)	(2,589,644)

Net realized gain (loss) on United States Treasury Obligations and Futures			932	932			85,040,152	85,040,152	85,041,084

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(714)	(714)			(65,129,186)	(65,129,186)	(65,129,900)

Net Income (Loss)			190	190			17,321,350	17,321,350	17,321,540

Balance at September 30, 2011	40	$1,000	$1,263	$2,263	9,000,000	$374,341,650	$134,883,449	$509,225,099	$509,227,362

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

Sale of Shares					2,800,000	113,211,918		113,211,918	113,211,918		113,211,918

Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,360,730)	(1,360,730)	(1,360,736)	(6)	(1,360,742)

Net realized gain (loss) on United States Treasury Obligations and Futures			260	260			42,782,925	42,782,925	42,783,185	260	42,783,445

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			48	48			5,904,400	5,904,400	5,904,448	48	5,904,496

Net Income (Loss)			302	302			47,326,595	47,326,595	47,326,897	302	47,327,199

Balance at September 30, 2010	40	$1,000	$807	$1,807	7,000,000	$247,897,350	$68,379,112	$316,276,462	$316,278,269	$1,807	$316,280,076

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$17,321,540	$47,327,199
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,395,278,379)	(724,269,481)
Proceeds from securities sold and matured	1,280,493,796	723,494,791
Net accretion of discount on United States Treasury Obligations	(238,508)	(201,254)
Net realized (gain) loss on United States Treasury Obligations	(12,669)	875
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	65,129,900	(5,904,496)
Change in operating receivables and liabilities:
Payable to broker	—	(9,709,456)
Management fee payable	135,832	16,617
Brokerage fee payable	2,737	2,251

Net cash provided by (used for) operating activities	(32,445,751)	30,757,046

Cash flows from financing activities:
Proceeds from sale of Shares	367,164,476	113,211,918
Redemption of Shares	(279,454,646)	(107,687,800)

Net cash provided by (used for) financing activities	87,709,830	5,524,118

Net change in cash held by broker	55,264,079	36,281,164
Cash held by broker at beginning of period	46,738,919	—

Cash held by broker at end of period	$102,002,998	$36,281,164

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date. The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $509,615,214 (or 100%) and $404,445,275 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $45,579,375 (or 8.94%) and $19,391,738 (or 4.79%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $1,173,068 and $527,160, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $2,749,403 and $1,513,158, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $380,373 and $244,541, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $42,563 and $13,116, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $78,749 and $48,702, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $7,479 and $4,742, respectively.

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

September 30, 2011

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

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $45,579,375 and $19,391,738, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011 the Fund had $102,002,998 of cash held with the Commodity Broker of which $40,883,395 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $46,738,919 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $40,883,395 and a net unrealized appreciation position of $24,242,035, respectively.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$448,495,611	$333,464,321
Commodity Futures Contracts (Level 1)	$(40,883,395)	$24,242,035

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	600,000	400,000	$37,890,544	$17,080,588	6,200,000	2,800,000	$367,164,476	$113,211,918
Shares Redeemed	(1,600,000)	(—)	(100,753,648)	(—)	(5,000,000)	(2,800,000)	(279,454,646)	(107,687,800)

Net Increase/ (Decrease)	(1,000,000)	400,000	$(62,863,104)	$17,080,588	1,200,000	(—)	$87,709,830	$5,524,118

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$55.11	$42.30	$51.82	$37.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.59	2.95	5.06	7.75
Net investment income (loss)	(0.12)	(0.07)	(0.30)	(0.20)

Net income (loss)	1.47	2.88	4.76	7.55
Net asset value per Share, end of period	$56.58	$45.18	$56.58	$45.18

Market value per Share, beginning of period	$54.95	$42.25	$51.82	$37.67

Market value per Share, end of period	$56.48	$45.21	$56.48	$45.21

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.64)%	(0.71)%	(0.68)%

Total expenses	0.78%	0.77%	0.77%	0.78%

Total Return, at net asset value **	2.67%	6.81%	9.19%	20.06%

Total Return, at market value **	2.78%	7.01%	8.99%	20.02%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2011:

Index Commodity	Fund Weight (%)
Gold	80.87
Silver	19.13

Closing Level as of September 30, 2011:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The DBIQ Optimum Yield Precious Metals Index Total Return™ (the “DBIQ-OY Precious Metals TR™”), consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Excess Return™ (the “DBLCI-OY Precious Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (the “DBLCI-OY Precious Metals TR™”) and DBIQ-OY Precious Metals TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ and DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™ or DBLCI-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for indices in the DBIQ-OY Precious Metals TR ™ & DBLCI-OY Precious Metals TR ™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
DB Gold Indices	7.77%	4.82%	13.48%	18.88%
DB Silver Indices	(13.68)%	16.29%	(3.41)%	28.91%

AGGREGATE RETURN	2.88%	7.02%	9.81%	20.83%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Precious Metals ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(32.4) million and $30.8 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $1,395.3 million was paid to purchase United States Treasury Obligations and $1,280.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $724.3 million was paid to purchase United States Treasury Obligations and $723.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $65.1 million and increased by $5.9 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $87.7 million and $5.5 million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $367.2 million and $113.2 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 2.78% from $54.95 per Share to $56.48 per Share. The Share price low and high for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a low of $54.31 per Share (-1.16%) on July 1, 2011 to a high of $69.39 per Share (+26.28%) on August 22, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 7.01% from $42.25 per Share to $45.21 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $39.44 per Share (-6.65%) on July 28, 2010 to a high of $45.25 per Share (+7.10%) on September 29, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share increased 2.67% from $55.11 per Share to $56.58 per Share. Rising prices of gold futures contracts was partially offset by declining prices of silver futures contracts during the Three Months Ended September 30, 2011 contributing to an overall 2.88% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2011 was $21.0 million, resulting from $0.1 million of interest income, net realized gain of $68.1 million, net unrealized loss of $46.0 million and operating expenses of $1.2 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 6.81% from $42.30 per Share to $45.18 per Share. Rising prices for gold and silver futures contracts during the Three Months Ended September 30, 2010 contributed to an overall 7.02% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2010 was $20.0 million, resulting from $0.1 million of interest income, net realized gains of $18.8 million, net unrealized gains of $1.6 million, and operating expenses of $0.5 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 8.99% from $51.82 per Share to $56.48 per Share. The Share price low and high for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.03 per Share (-9.24%) on January 27, 2011 to a high of $69.39 per Share (+33.91%) on August 22, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 20.02% from $37.67 per Share to $45.21 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $35.82 per Share (-4.91%) on February 8, 2010 to a high of $45.25 per Share (+20.12%) on September 29, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share increased 9.19% from $51.82 per Share to $56.58 per Share. Rising prices of gold futures contracts was partially offset by declining prices of silver futures contracts during the Nine Months Ended September 30, 2011 contributed to an overall 9.81% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Nine Months Ended September 30, 2011 was $17.3 million, resulting from $0.2 million of interest income, net realized gains of $85.0 million, net unrealized losses of $65.1 million and operating expenses of $2.8 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 20.06% from $37.63 per Share to $45.18 per Share. Rising prices for gold and silver futures contracts during the Nine Months Ended September 30, 2010 contributed to an overall 20.83% increase in the level of the DBLCI-OY Precious Metals TR™.

Net income for the Nine Months Ended September 30, 2010 was $47.3 million, resulting from $0.2 million of interest income, net realized gains of $42.8 million, net unrealized gains of $5.9 million, and operating expenses of $1.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$509,615,214	1.54%	$18,203,973	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$404,445,275	1.15%	$10,870,779	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	1,600,000	$62.97
Three Months Ended September 30, 2010	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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