Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2011-11-07
CIK 1367306, 1383082

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

Indicate the number of outstanding Shares as of September 30, 2011: 85,400,000 Shares.

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
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,461,809,911 and $2,386,667,824 respectively)	$2,461,875,689	$2,386,743,778
Cash held by broker	196,748,360	—
Net unrealized appreciation (depreciation) on futures contracts	(100,172,721)	370,363,896

Deposits with broker	2,558,451,328	2,757,107,674

Receivable for securities sold	48,000,000	—

Total assets	$2,606,451,328	$2,757,107,674

Liabilities
Payable to broker	$—	$42,559,235
Payable for shares redeemed	47,893,904	—
Management fee payable	2,067,909	1,833,438
Brokerage fee payable	3,408	5,793

Total liabilities	49,965,221	44,398,466

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	198	295

Total General shares	1,198	1,295

Shares:
Paid in capital—85,400,000 and 83,800,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2,713,776,810	2,601,330,830
Accumulated earnings (deficit)	(157,291,901)	111,377,083

Total Shares	2,556,484,909	2,712,707,913

Total shareholders’ equity	2,556,486,107	2,712,709,208

Total liabilities and equity	$2,606,451,328	$2,757,107,674

Net asset value per share
General shares	$29.95	$32.38
Shares	$29.93	$32.37

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	21.87%	$558,999,441	$559,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	6.73	171,999,484	172,000,000
U.S. Treasury Bills, 0.015% due October 20, 2011	0.15	3,899,977	3,900,000
U.S. Treasury Bills, 0.055% due October 27, 2011	12.44	317,997,456	318,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	17.99	459,994,940	460,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	7.86	200,997,990	201,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	4.15	105,998,622	106,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	7.08	180,996,742	181,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	6.92	176,997,168	177,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	5.75	146,997,501	147,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	4.30	109,997,250	110,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	0.35	8,999,748	9,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	0.71	17,999,370	18,000,000

Total United States Treasury Obligations (cost $2,461,809,911)	96.30%	$2,461,875,689

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (9,977 contracts, settlement date December 14, 2011)	(1.37)%	$(35,138,470)
Coffee (3,496 contracts, settlement date December 19, 2011)	(0.80)	(20,479,893)
Corn (7,095 contracts, settlement date December 14, 2011)	0.50	12,790,800
Corn (4,467 contracts, settlement date March 14, 2012)	(0.04)	(1,027,138)
Cotton (1,259 contracts, settlement date December 07, 2011)	(0.79)	(20,144,264)
Feeder Cattle (1,599 contracts, settlement date November 17, 2011)	0.23	5,828,300
Feeder Cattle (189 contracts, settlement date January 26, 2012)	0.03	741,825
Lean Hogs (4,099 contracts, settlement date December 14, 2011)	0.09	2,392,160
Lean Hogs (2,429 contracts, settlement date February 14, 2012)	0.11	2,890,210
Live Cattle (5,399 contracts, settlement date December 30, 2011)	0.22	5,679,520
Live Cattle (1,571 contracts, settlement date February 29, 2012)	0.05	1,373,470
Red Wheat (870 contracts, settlement date July 13, 2012)	(0.15)	(3,754,763)
Soybean Meal (98 contracts, settlement date December 14, 2011)	(0.02)	(623,640)
Soybean Oil (164 contracts, settlement date December 14, 2011)	(0.03)	(812,844)
Soybeans (3,416 contracts, settlement date November 14, 2011)	0.51	13,050,650
Soybeans (1,839 contracts, settlement date January 13, 2012)	(0.16)	(3,995,575)
Sugar (11,499 contracts, settlement date June 29, 2012)	0.22	5,565,907
Wheat (534 contracts, settlement date December 14, 2011)	(0.24)	(6,113,838)
Wheat (1,782 contracts, settlement date July 13, 2012)	(0.79)	(20,365,463)
Wheat KCB (3,733 contracts, settlement date July 13, 2012)	(1.49)	(38,029,675)

Net Unrealized Depreciation on Futures Contracts	(3.92)%	$(100,172,721)

Net unrealized depreciation is comprised of unrealized losses of $159,764,466 and unrealized gains of $59,591,745.

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	28.16%	$763,998,472	$764,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	4.17	112,998,983	113,000,000
U.S. Treasury Bills, 0.07% due January 20, 2011	3.09	83,898,322	83,900,000
U.S. Treasury Bills, 0.065% due January 27, 2011	13.01	352,986,939	353,000,000
U.S. Treasury Bills, 0.125% due February 3, 2011	14.12	382,971,275	383,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	9.47	256,975,071	257,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	2.87	77,989,236	78,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.91	105,982,828	106,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	1.70	45,990,800	46,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.25	60,986,580	61,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	3.61	97,978,146	98,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	0.33	8,997,696	9,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	1.29	34,989,430	35,000,000

Total United States Treasury Obligations (cost $2,386,667,824)	87.98%	$2,386,743,778

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Feeder Cattle (1,599 contracts, settlement date March 31, 2011)	0.16%	$4,270,313
Feeder Cattle (291 contracts, settlement date April 21, 2011)	0.02	640,600
Cocoa (10,034 contracts, settlement date March 16, 2011)	0.77	21,015,810
Coffee (3,592 contracts, settlement date March 21, 2011)	1.66	45,019,444
Corn (3,964 contracts, settlement date March 14, 2011)	1.28	34,800,787
Corn (7,092 contracts, settlement date December 14, 2011)	0.17	4,594,000
Cotton (1,002 contracts, settlement date March 9, 2011)	0.14	3,855,495
Lean Hogs (4,099 contracts, settlement date February 14, 2011)	0.29	7,832,820
Lean Hogs (2,926 contracts, settlement date April 14, 2011)	0.19	5,155,170
Live Cattle (5,399 contracts, settlement date February 28, 2011)	0.55	14,884,290
Live Cattle (2,316 contracts, settlement date April 29, 2011)	0.18	4,759,920
Red Wheat (1,496 contracts, settlement date July 14, 2011)	0.25	6,855,650
Soybeans (3,415 contracts, settlement date November 14, 2011)	1.53	41,628,862
Soybeans (1,834 contracts, settlement date January 13, 2012)	0.33	8,943,862
Sugar (10,859 contracts, settlement date June 30, 2011)	3.47	94,006,797
Wheat (1,781 contracts, settlement date July 14, 2011)	0.81	21,894,975
Wheat (534 contracts, settlement date December 14, 2011)	0.03	899,063
Wheat KCB (3,871 contracts, settlement date July 14, 2011)	1.82	49,306,038

Net Unrealized Appreciation on Futures Contracts	13.65%	$370,363,896

Net unrealized appreciation is comprised of unrealized gains of $371,840,229 and unrealized losses of $1,476,333.

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$303,911	$635,580	$2,004,164	$1,728,646

Expenses
Management Fee	6,422,717	4,205,119	20,990,965	13,909,834
Brokerage Commissions and Fees	408,982	296,552	1,782,401	1,413,214

Total Expenses	6,831,699	4,501,671	22,773,366	15,323,048

Net investment income (loss)	(6,527,788)	(3,866,091)	(20,769,202)	(13,594,402)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	12,849	962	62,390	4,733
Futures	(68,820,001)	63,954,648	222,584,524	(136,013,251)
Foreign Currency Translation	—	116,166	—	25,116

Net realized gain (loss)	(68,807,152)	64,071,776	222,646,914	(135,983,402)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(34,449)	57,152	(10,176)	(14,998)
Futures	(118,873,643)	202,054,828	(470,536,617)	168,223,821
Foreign Currency Translation	—	29,746	—	—

Net change in unrealized gain (loss)	(118,908,092)	202,141,726	(470,546,793)	168,208,823

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(187,715,244)	266,213,502	(247,899,879)	32,225,421

Net Income (Loss)	$(194,243,032)	$262,347,411	$(268,669,081)	$18,631,019

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(139)	—	(41)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund	$(194,243,032)	$262,347,272	$(268,669,081)	$18,630,978

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$280	$1,280	96,000,000	$3,035,280,044	$36,951,049	$3,072,231,093	$3,072,232,373

Sale of Shares					6,200,000	207,639,784		207,639,784	207,639,784

Redemption of Shares					(16,800,000)	(529,143,018)		(529,143,018)	(529,143,018)

Net Income (Loss)

Net investment income (loss)			(23)	(23)			(6,527,765)	(6,527,765)	(6,527,788)

Net realized gain (loss) on United States Treasury Obligations and Futures			(9)	(9)			(68,807,143)	(68,807,143)	(68,807,152)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(50)	(50)			(118,908,042)	(118,908,042)	(118,908,092)

Net Income (Loss)			(82)	(82)			(194,242,950)	(194,242,950)	(194,243,032)

Balance at September 30, 2011	40	$1,000	$198	$1,198	85,400,000	$2,713,776,810	$(157,291,901)	$2,556,484,909	$2,556,486,107

See accompanying notes to unaudited financial statements

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(41)	$959	77,000,000	$2,373,639,552	$(526,750,823)	$1,846,888,729	$1,846,889,688	$959	$1,846,890,647

Sale of Shares					1,600,000	41,840,574		41,840,574	41,840,574		41,840,574

Redemption of Shares					(3,800,000)	(97,281,286)		(97,281,286)	(97,281,286)		(97,281,286)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(3,866,087)	(3,866,087)	(3,866,089)	(2)	(3,866,091)

Net realized gain (loss) on United States Treasury Obligations and Futures			34	34			64,071,708	64,071,708	64,071,742	34	64,071,776

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			107	107			202,141,512	202,141,512	202,141,619	107	202,141,726

Net Income (Loss)			139	139			262,347,133	262,347,133	262,347,272	139	262,347,411

Balance at September 30, 2010	40	$1,000	$98	$1,098	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,796,248	$1,098	$2,053,797,346

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$295	$1,295	83,800,000	$2,601,330,830	$111,377,083	$2,712,707,913	$2,712,709,208

Sale of Shares					55,600,000	1,889,658,574		1,889,658,574	1,889,658,574

Redemption of Shares					(54,000,000)	(1,777,212,594)		(1,777,212,594)	(1,777,212,594)

Net Income (Loss)

Net investment income (loss)			(27)	(27)			(20,769,175)	(20,769,175)	(20,769,202)

Net realized gain (loss) on United States Treasury Obligations and Futures			121	121			222,646,793	222,646,793	222,646,914

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(191)	(191)			(470,546,602)	(470,546,602)	(470,546,793)

Net Income (Loss)			(97)	(97)			(268,668,984)	(368,668,984)	(268,669,081)

Balance at September 30, 2011	40	$1,000	$198	$1,198	85,400,000	$2,713,776,810	$(157,291,901)	$2,556,484,909	$2,556,486,107

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839

Sale of Shares					12,600,000	330,039,932		330,039,932	330,039,932		330,039,932

Redemption of Shares					(33,000,000)	(810,575,444)		(810,575,444)	(810,575,444)		(810,575,444)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(13,594,392)	(13,594,392)	(13,594,397)	(5)	(13,594,402)

Net realized gain (loss) on United States Treasury Obligations and Futures			(63)	(63)			(135,983,276)	(135,983,276)	(135,983,339)	(63)	(135,983,402)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			109	109			168,208,605	168,208,605	168,208,714	109	168,208,823

Net Income (Loss)			41	41			18,630,937	18,630,937	18,630,978	41	18,631,019

Balance at September 30, 2010	40	$1,000	$98	$1,098	74,800,000	$2,318,198,840	$(264,403,690)	$2,053,795,150	$2,053,796,248	$1,098	$2,053,797,346

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(268,669,081)	$18,631,019
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(9,957,744,724)	(5,892,835,108)
Proceeds from securities sold and matured	9,884,669,191	6,432,642,113
Net accretion of discount on United States Treasury Obligations	(2,004,164)	(1,730,017)
Net realized (gain) loss on United States Treasury Obligations	(62,390)	(4,733)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	470,546,793	(168,208,823)
Change in operating receivables and liabilities:
Receivable for securities sold	(48,000,000)	—
Payable to broker	(42,559,235)	(325,628)
Management fee payable	234,471	(138,180)
Brokerage fee payable	(2,385)	16,743

Net cash provided by (used for) operating activities	36,408,476	388,047,386

Cash flows from financing activities:
Proceeds from sale of Shares	1,889,658,574	330,039,932
Payable for Shares redeemed	47,893,904	—
Redemption of Shares	(1,777,212,594)	(810,575,444)

Net cash provided by (used for) financing activities	160,339,884	(480,535,512)

Net change in cash held by broker	196,748,360	(92,488,126)
Cash held by broker at beginning of period	—	241,997,015

Cash held by broker at end of period	$196,748,360	$149,508,889

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $2,558,451,328 (or 98.16%) and $2,757,107,674 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $180,149,805 (or 7.04%) and $197,281,943 (or 7.16%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $6,422,717 and $4,205,119, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $20,990,965 and $13,909,834, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $2,067,909 and $1,833,438, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $408,982 and $296,552, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $1,782,401 and $1,413,214, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $3,408 and $5,793, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $180,149,805 and $197,281,943, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $48,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2011. As a result, a receivable for securities sold is reported for $48,000,000. As of December 31, 2010, the Fund did not have an amount receivable for securities sold.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $196,748,360 of cash held with the Commodity Broker of which $100,172,721 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had no cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of September 30, 2011, the Fund did not have an amount payable to Broker. As of December 31, 2010, the futures contracts held by the Fund were in an unrealized appreciation position of $370,363,896, of which the Fund utilized $42,559,235 to purchase United States Treasury Obligations.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $100,172,721 and a net unrealized appreciation position of $370,363,896, respectively.

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$2,461,875,689	$2,386,743,778
Commodity Futures Contracts (Level 1)	$(100,172,721)	$370,363,896

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	6,200,000	1,600,000	$207,639,784	$41,840,574	55,600,000	12,600,000	$1,889,658,574	$330,039,932
Shares Redeemed	(16,800,000)	(3,800,000)	(529,143,018)	(97,281,286)	(54,000,000)	(33,000,000)	(1,777,212,594)	(810,575,444)

Net Increase/ (Decrease)	(10,600,000)	(2,200,000)	$(321,503,234)	$(55,440,712)	1,600,000	(20,400,000)	$112,445,980	$(480,535,512)

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$32.00	$23.99	$32.37	$26.43

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.00)	3.52	(2.22)	1.19
Net investment income (loss)	(0.07)	(0.05)	(0.21)	(0.16)

Net income (loss)	(2.07)	3.47	(2.43)	1.03
Net asset value per Share, end of period	$29.93	$27.46	$29.93	$27.46

Market value per Share, beginning of period	$31.74	$23.99	$32.35	$26.44

Market value per Share, end of period	$29.67	$27.48	$29.67	$27.48

Ratio to average Net Assets*
Net investment income (loss)	(0.87)%	(0.78)%	(0.84)%	(0.83)%

Total expenses	0.91%	0.91%	0.92%	0.94%

Total Return, at net asset value **	(6.47)%	14.46%	(7.54)%	3.90%

Total Return, at market value **	(6.52)%	14.55%	(8.28)%	3.93%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2011:

Index Commodity	Fund Weight (%)
Corn	13.56
Soybeans	12.20
Wheat	4.42
Kansas City Wheat	5.36
Sugar	12.04
Cocoa	10.22
Coffee	11.78
Cotton	2.48
Live Cattle	13.46
Feeder Cattle	5.03
Lean Hogs	9.14
Soybean Meal	0.12
Soybean Oil	0.19

Closing Level as of September 30, 2011:	100.00

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ and DBLCI Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ DIVERSIFIED AGRICULTURE TR™ & DBLCI DIVERSIFIED AGRICULTURE TR™
Underlying Index	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
DB Corn Indices	(4.51)%	32.78%	5.48%	12.59%
DB Soybean Indices	(8.88)%	22.68%	(9.86)%	9.23%
DB Wheat Indices	(6.91)%	25.86%	(32.42)%	(0.66)%
DB Kansas City Wheat Indices	(4.66)%	30.82%	(20.05)%	11.79%
DB Sugar Indices	(2.77)%	25.30%	(5.51)%	(22.94)%
DB Cocoa Indices	(18.23)%	12.74%	(16.12)%	(1.86)%
DB Coffee Indices	(15.17)%	21.54%	(9.06)%	42.86%
DB Cotton Indices	(15.51)%	40.80%	(14.66)%	40.32%
DB Live Cattle Indices	4.21%	3.15%	(0.34)%	6.57%
DB Feeder Cattle Indices	0.98%	(3.68)%	7.22%	8.93%
DB Lean Hogs Indices	6.26%	(41.61)%	(0.37)%	(39.90)%

AGGREGATE RETURNS	(6.10)%	14.18%	(7.51)%	4.14%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $36.4 million and $388.0 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $9,957.7 million was paid to purchase United States Treasury Obligations and $9,884.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $5,892.8 million was paid to purchase United States Treasury Obligations and $6,432.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $470.5 million and increased by $168.2 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $160.3 million and $(480.5) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $1,889.7 million and $330.0 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 6.52% from $31.74 per Share to $29.67 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $34.19 per Share (+7.72%) on August 29, 2011 to a low of $29.67 per Share (-6.52%) on September 30, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 14.55% from $23.99 per Share to $27.48 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $23.89 per Share (-0.42%) on July 6, 2010, to a high of $28.00 per Share (+16.72%) on September 27, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 6.47% from $32.00 per Share to $29.93 per Share. A decrease in futures contract prices for corn, cocoa, sugar, wheat, soybean, Kansas wheat, cotton and coffee was partially offset by increases in the futures contract prices of live cattle, lean hogs and feeder cattle during the Three Months Ended September 30, 2011, contributing to an overall 6.10% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended September 30, 2011 was $194.2 million, resulting from $0.3 million of interest income, net realized loss of $68.8 million, net unrealized loss of $118.9 million and operating expenses of $6.8 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 14.46% from $23.99 per Share to $27.46 per Share. An increase in futures contract prices for corn, wheat, soybeans, sugar, cotton, cocoa, live cattle, Kansas wheat and coffee was partially offset by decreases in the futures contract prices of feeder cattle and lean hogs during the Three Months Ended September 30, 2010, resulting in an overall 14.18% increase in the level of the DBLCI Diversified Agriculture TR™.

Net income for the Three Months Ended September 30, 2010 was $262.3 million, resulting from $0.6 million of interest income, net realized gain of $64.1 million, net unrealized gains of $202.1 million and operating expenses of $4.5 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 8.28% from $32.35 per Share to $29.67 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $35.44 per Share (+9.55%) on March 3, 2011, to a low of $29.67 per Share (-8.28%) on September 30, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 3.93% from $26.44 per Share to $27.48 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.87 per Share (-13.50%) on June 7, 2010, to a high of $28.00 per Share (+5.90%) on September 27, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 7.54% from $32.37 per Share to $29.93 per Share. A decrease in futures contract prices for cocoa, sugar, wheat, soybean, Kansas wheat, cotton, coffee, live cattle and lean hogs was partially offset by increases in the futures contract prices of corn and feeder cattle during the Nine Months Ended September 30, 2011, contributing to an overall 7.51% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Nine Months Ended September 30, 2011 was $268.7 million, resulting from $2.0 million of interest income, net realized gain of $222.6 million, net unrealized losses of $470.5 million and operating expenses of $22.8 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 3.90% from $26.43 per Share to $27.46 per Share. An increase in futures contract prices for coffee, cotton, corn, Kansas wheat, soybean, feeder cattle and live cattle was partially offset by decreases in the futures contract prices of wheat, cocoa, sugar and lean hogs during the Nine Months Ended September 30, 2010, resulting in an overall 4.14% increase in the level of the DBLCI Diversified Agriculture TR™.

Net income for the Nine Months Ended September 30, 2010 was $18.6 million, resulting from $1.7 million of interest income, net realized loss of $135.6 million, net unrealized gains of $168.2 million and operating expenses of $15.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,606,451,328	1.15%	$68,703,052	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,757,107,674	1.03%	$64,797,071	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Affected Index Commodity	Exchange (Symbol) [1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Cotton #2	ICE-US (CT)	300 – Spot Month 3,500 – Single Month 5,000 – All Months Combined
Sugar #11	ICE-US (SB)	5,000 – Spot Month
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 – All Months Combined
Kansas City Wheat	KCB (KW)	600 – Spot Month (Spot month limits go into effect on a contract at the close of trade the

Affected Index Commodity	Exchange (Symbol) [1]	Exchange Position Limits[2]
day before its first delivery notice day.) 5,000 – Single Month 6,500 – All Months Combined
Cocoa	ICE-US (CC)	1,000 – Notice Period
Coffee	ICE-US (KC)	500 – Notice Period
Live Cattle	CME (LC)

450 – Spot Month (as of the close of business on the first business day following the first Friday of the contract month)

300 – Spot Month (as of the close of business on the business day immediately preceding the last five business days of the contract month)

6,300 – Single Month

Feeder Cattle	CME (FC)	300 – Spot Month (during the last ten days of trading) 1,950 – Single Month
Lean Hogs	CME (LH)	950 – Spot Month (as of the close of business on the fifth business day of the contract month) 4,150 – Single Month

[1]	Legend:

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	16,800,000	$31.50
Three Months Ended September 30, 2010	3,800,000	$25.60

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1