Form 10-Q
period 2011-09-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2011-11-07
CIK 1367306, 1383054

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

Indicate the number of outstanding Shares as of September 30, 2011: 3,000,000 Shares.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $81,496,970 and $159,466,807 respectively)	$81,498,187	$159,474,056
Cash held by broker	118,305,308	16,315,594
Net unrealized appreciation (depreciation) on futures contracts	(42,440,865)	31,905,340

Deposits with broker	157,362,630	207,694,990

Total assets	$157,362,630	$207,694,990

Liabilities
Management fee payable	$150,022	$122,921
Brokerage fee payable	13,482	7,012

Total liabilities	163,504	129,933

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,096	1,185

Total General shares	2,096	2,185

Shares:
Paid in capital—3,000,000 and 3,800,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	84,536,371	124,767,709
Accumulated earnings (deficit)	72,660,659	82,795,163

Total Shares	157,197,030	207,562,872

Total shareholders’ equity	157,199,126	207,565,057

Total liabilities and equity	$157,362,630	$207,694,990

Net asset value per share
General shares	$52.40	$54.63
Shares	$52.40	$54.62

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due October 20, 2011	1.59%	$2,499,985	$2,500,000
U.S. Treasury Bills, 0.055% due October 27, 2011	4.45	6,999,944	7,000,000
U.S. Treasury Bills, 0.115% due November 3, 2011	1.91	2,999,967	3,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	3.82	5,999,940	6,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	5.09	7,999,896	8,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	6.36	9,999,830	10,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	12.72	19,999,500	20,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	15.90	24,999,125	25,000,000

Total United States Treasury Obligations (cost $81,496,970)	51.84%	$81,498,187

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (1,060 contracts, settlement date December 28, 2011)	(27.00)%	$(42,440,865)

Net Unrealized Depreciation on Futures Contracts	(27.00)%	$(42,440,865)

Net unrealized depreciation is comprised entirely of unrealized losses of $42,440,865.

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

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$9,184	$22,845	$123,680	$53,233

Expenses
Management Fee	397,179	142,641	1,440,942	422,587
Brokerage Commissions and Fees	2,183	2,607	27,127	14,676

Total Expenses	399,362	145,248	1,468,069	437,263

Net investment income (loss)	(390,178)	(122,403)	(1,344,389)	(384,030)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	1,166	205	15,563	333
Futures	(789,400)	955,600	65,546,470	2,859,885

Net realized gain (loss)	(788,234)	955,805	65,562,033	2,860,218

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,770)	4,298	(6,032)	(1,666)
Futures	(36,734,360)	12,165,210	(74,346,205)	19,764,375

Net change in unrealized gain (loss)	(36,737,130)	12,169,508	(74,352,237)	19,762,709

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(37,525,364)	13,125,313	(8,790,204)	22,622,927

Net Income (Loss)	$(37,915,542)	$13,002,910	$(10,134,593)	$22,238,897

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(215)	—	(341)

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$(37,915,542)	$13,002,695	$(10,134,593)	$22,238,556

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$1,438	$2,438	2,600,000	$47,888,545	$110,575,859	$158,464,404	$158,466,842

Sale of Shares					1,000,000	69,271,598		69,271,598	69,271,598

Redemption of Shares					(600,000)	(32,623,772)		(32,623,772)	(32,623,772)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(390,172)	(390,172)	(390,178)

Net realized gain (loss) on United States Treasury Obligations and Futures			(29)	(29)			(788,205)	(788,205)	(788,234)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(307)	(307)			(36,736,823)	(36,736,823)	(36,737,130)

Net Income (Loss)			(342)	(342)			(37,915,200)	(37,915,200)	(37,915,542)

Balance at September 30, 2011	40	$1,000	$1,096	$2,096	3,000,000	$84,536,371	$72,660,659	$157,197,030	$157,199,126

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$327	$1,327	2,000,000	$52,095,588	$14,237,942	$66,333,530	$66,334,857	$1,327	$66,336,184

Sale of Shares					1,600,000	57,342,100		57,342,100	57,342,100		57,342,100

Redemption of Shares					(400,000)	(13,324,942)		(13,324,942)	(13,324,942)		(13,324,942)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(122,397)	(122,397)	(122,400)	(3)	(122,403)

Net realized gain (loss) on United States Treasury Obligations and Futures			18	18			955,769	955,769	955,787	18	955,805

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			200	200			12,169,108	12,169,108	12,169,308	200	12,169,508

Net Income (Loss)			215	215			13,002,480	13,002,480	13,002,695	215	13,002,910

Balance at September 30, 2010	40	$1,000	$542	$1,542	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,354,710	$1,542	$123,356,252

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057

Sale of Shares					3,800,000	244,321,450		244,321,450	244,321,450

Redemption of Shares					(4,600,000)	(284,552,788)		(284,552,788)	(284,552,788)

Net Income (Loss)

Net investment income (loss)			(12)	(12)			(1,344,377)	(1,344,377)	(1,344,389)

Net realized gain (loss) on United States Treasury Obligations and Futures			575	575			65,561,458	65,561,458	65,562,033

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(652)	(652)			(74,351,585)	(74,351,585)	(74,352,237)

Net Income (Loss)			(89)	(89)			(10,134,504)	(10,134,504)	(10,134,593)

Balance at September 30, 2011	40	$1,000	$1,096	$2,096	3,000,000	$84,536,371	$72,660,659	$157,197,030	$157,199,126

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

Sale of Shares					1,600,000	57,342,100		57,342,100	57,342,100		57,342,100

Redemption of Shares					(2,600,000)	(82,314,116)		(82,314,116)	(82,314,116)		(82,314,116)

Net Income (Loss)

Net investment income (loss)			(8)	(8)			(384,014)	(384,014)	(384,022)	(8)	(384,030)

Net realized gain (loss) on United States Treasury Obligations and Futures			34	34			2,860,150	2,860,150	2,860,184	34	2,860,218

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			315	315			19,762,079	19,762,079	19,762,394	315	19,762,709

Net Income (Loss)			341	341			22,238,215	22,238,215	22,238,556	341	22,238,897

Balance at September 30, 2010	40	$1,000	$542	$1,542	3,200,000	$96,112,746	$27,240,422	$123,353,168	$123,354,710	$1,542	$123,356,252

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(10,134,593)	$22,238,897
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(668,386,993)	(232,425,648)
Proceeds from securities sold and matured	746,496,150	250,497,116
Net accretion of discount on United States Treasury Obligations	(123,757)	(53,281)
Net realized (gain) loss on United States Treasury Obligations	(15,563)	(333)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	74,352,237	(19,762,709)
Change in operating receivables and liabilities:
Management fee payable	27,101	(1,451)
Brokerage fee payable	6,470	5,410

Net cash provided by (used for) operating activities	142,221,052	20,498,001

Cash flows from financing activities:
Proceeds from sale of Shares	244,321,450	57,342,100
Redemption of Shares	(284,552,788)	(82,314,116)

Net cash provided by (used for) financing activities	(40,231,338)	(24,972,016)

Net change in cash held by broker	101,989,714	(4,474,015)
Cash held by broker at beginning of period	16,315,594	8,153,241

Cash held by broker at end of period	$118,305,308	$3,679,226

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

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $157,362,630 (or 100%) and $207,694,990 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $26,473,500 (or 16.82%) and

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

$14,051,138 (or 6.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $397,179 and $142,641, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $1,440,942 and $422,587, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $150,022 and $122,921, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $2,183 and $2,607, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $27,127 and $14,676, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $13,482 and $7,012, respectively.

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

PowerShares DB Silver Fund

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $26,473,500 and $14,051,138, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2011, the Fund had $118,305,308 of cash held with the Commodity Broker, of which $42,440,865 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $16,315,594 of cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of September 30, 2011 and December 31, 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $42,440,865 and in a net unrealized appreciation position of $31,905,340, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Silver Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$81,498,187	$159,474,056
Commodity Futures Contracts (Level 1)	$(42,440,865)	$31,905,340

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

PowerShares DB Silver Fund

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	1,000,000	1,600,000	$69,271,598	$57,342,100	3,800,000	1,600,000	$244,321,450	$57,342,100
Shares Redeemed	(600,000)	(400,000)	(32,623,772)	(13,324,942)	(4,600,000)	(2,600,000)	(284,552,788)	(82,314,116)

Net Increase/(Decrease)	400,000	1,200,000	$36,647,826	$44,017,158	(800,000)	(1,000,000)	$(40,231,338)	$(24,972,016)

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the

PowerShares DB Silver Fund

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$60.95	$33.17	$54.62	$30.02
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(8.42)	5.43	(1.88)	8.69
Net investment income (loss)	(0.13)	(0.05)	(0.34)	(0.16)

Net income (loss)	(8.55)	5.38	(2.22)	8.53
Net asset value per Share, end of period	$52.40	$38.55	$52.40	$38.55

Market value per Share, beginning of period	$60.79	$33.00	$54.51	$30.09

Market value per Share, end of period	$51.65	$38.53	$51.65	$38.53

Ratio to average Net Assets *
Net investment income (loss)	(0.73)%	(0.64)%	(0.70)%	(0.68)%

Total expenses	0.75%	0.76%	0.76%	0.77%

Total Return, at net asset value **	(14.03)%	16.22%	(4.06)%	28.41%

Total Return, at market value **	(15.04)%	16.76%	(5.25)%	28.05%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ and DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™ or the DBLCI-OY Silver TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and Summary of the DBLCI-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

Underlying Index	Aggregate returns for index in the DBIQ-OY SI TR™ & DBLCI-OY SI TR™
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010*	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010*
DB Silver Indices	(13.68)%	16.29%	(3.41)%	28.91%

AGGREGATE RETURN	(13.68)%	16.29%	(3.41)%	28.91%

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY SI ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY SI TR™. The only difference between (i) the Index and (ii) the DBIQ-OY SI TR™ is that the Index do not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY SI TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY SI TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY SI TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $142.2 million and $20.5 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $668.4 million was paid to purchase United States Treasury Obligations and $746.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $232.4 million was paid to purchase United States Treasury Obligations and $250.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $74.4 million and increased by $19.8 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(40.2) million and $(25.0) million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $244.3 million and $57.3 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and September 30, 2010, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 15.04% from $60.79 per Share to $51.65 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $76.70 per Share (+26.17%) on August 22, 2011 to a low of $51.56 per Share (-15.18%) on September 28, 2011.

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 16.76% from $33.00 per Share to $38.53 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $31.05 per Share (-5.91%) on July 28, 2010 to a high of $38.69 per Share (+17.24%) on September 29, 2010.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 14.03% from $60.95 per Share to $52.40 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended September 30, 2011 contributed to an overall 13.68% decrease in the level of the DBIQ-OY SI TR™.

Net loss for the Three Months Ended September 30, 2011 was $37.9 million, resulting from $0.01 million of interest income, net loss of $0.8 million, net unrealized loss of $36.7 million and operating expenses of $0.4 million.

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 16.22% from $33.17 per Share to $38.55 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended September 30, 2010 resulted in an overall 16.29% increase in the level of the DBLCI-OY SI TR™.

Net income for the Three Months Ended September 30, 2010 was $13.0 million, resulting from $0.02 million of interest income, net realized gains of $1.0 million, net unrealized gains of $12.1 million and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 5.25% from $54.51 per Share to $51.65 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $84.98 per Share (+55.90%) on April 28, 2011 to a low of $47.00 per Share (-13.78%) on January 25, 2011.

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 28.05% from $30.09 per Share to $38.53 per Share. The Share price low and high for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $38.69 per Share (+28.58%) on September 29, 2010.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 4.06% from $54.62 per Share to $52.40 per Share. Depreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2011 contributed to an overall 3.41% decrease in the level of the DBIQ-OY SI TR™.

Net loss for the Nine Months Ended September 30, 2011 was $10.1 million, resulting from $0.1 million of interest income, net gain of $65.6 million, net unrealized loss of $74.3 million and operating expenses of $1.5 million.

For the Nine Months Ended September 30, 2010, the net asset value of each Share increased 28.41% from $30.02 per Share to $38.55 per Share. Appreciation in the price of silver futures contracts during the Nine Months Ended September 30, 2010 resulted in an overall 28.91% increase in the level of the DBLCI-OY SI TR™.

Net income for the Nine Months Ended September 30, 2010 was $22.2 million, resulting from $0.05 million of interest income, net realized gains of $2.8 million, net unrealized gains of $19.7 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$157,362,630	1.35%	$10,827,252	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$207,694,990	1.37%	$9,681,708	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	600,000	$54.37
Three Months Ended September 30, 2010	400,000	$33.31

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements, tagged as blocks of text.

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