Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2012-02-28
CIK 1367306, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3,047,040,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 70,800,000

i

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

The Fund does not employ leverage. As of December 31, 2011 and, 2010, the Fund had $2,035,361,729 (or 99.41%) and $2,757,107,674 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $148,081,288 (or 7.28%) and $197,281,943 (or 7.16%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 19891 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2011:

Index Commodity	Fund Weight (%)
Corn	12.68
Soybeans	13.07
Wheat	6.36
Kansas City Wheat	6.34
Sugar	12.14
Cocoa	9.25
Coffee	11.49
Cotton	2.77
Live Cattle	12.92
Feeder Cattle	4.45
Lean Hogs	8.53

Closing Level as of December 31, 2011:	100.00

1	From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the DBLCI-OY Agriculture ER™. As of December 2, 1988, the base date of the DBLCI-OY Agriculture ER™, the index base weights of each commodity was: Corn 25.00%, Wheat 25.00%, Soybeans 25.00%, Sugar 25.00%. Accordingly, the closing level on the base date was 100.00%.

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2012, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is June 2012, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1,

2012 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is June 2012, the Delivery Month of an eligible new OY Index Commodity futures contract must be between July 2012 and May 2013. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

2	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.75% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade3 for the Years Ended December 31, 2011, 2010 and 2009.

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

3	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in all eleven commodities included in the Index (Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. All of the Index Commodities are Referenced Contracts subject to the Regulations. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

Exchanges may also establish accountability levels applicable to futures contracts. An exchange may order a person who holds or controls aggregate positions in excess of specified position accountability levels not to further increase the positions, to comply with any prospective limit which exceeds the size of the position owned or controlled, or to reduce any open position which exceeds position accountability levels if the exchange determines that such action is necessary to maintain an orderly market.

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the Regulations, the CFTC requires certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

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

6,300 – Single Month

Feeder Cattle	CME (FC)	300 – Spot Month (during the last ten days of trading) 1,950 – Single Month
Lean Hogs	CME (LH)	950 – Spot Month (as of the close of business on the fifth business day of the contract month) 4,150 – Single Month

1	Legend:

“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE-US” means ICE Futures U.S., Inc., or its successor.

“KCB” means the Board of Trade of Kansas City, Missouri, Inc., or its successor.

“CME” means the Chicago Mercantile Exchange, Inc., or its successor.

2	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook, except with respect to the futures contracts traded on ICE-US and KCB.

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

Under the Regulations, the CFTC is required to, among other things, establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Regulations also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with futures contracts that comprise the Index. In addition, the Fund is not able to replicate exactly the changes in the level of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The Shares Are A Relatively New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.66%
Average rolling 3 month daily volatility	9.94%
Monthly return volatility	12.68%
Average annual volatility	10.20%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1989**	8.35%
1990	7.92%
1991	7.85%
1992	6.93%
1993	8.24%
1994	12.80%
1995	6.78%
1996	7.80%
1997	11.19%
1998	8.06%
1999	10.74%
2000	8.87%
2001	8.38%
2002	9.51%
2003	8.37%
2004	11.01%
2005	9.40%
2006	9.57%
2007	9.36%
2008	21.09%
2009	15.60%
2010	13.55%
2011	13.30%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index have experienced has been unusually long and have lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.16% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.075% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 17, 2012. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund constitutes a relatively new type of investment vehicle. The Fund competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$35.44	$31.57
June 30, 2011	$34.54	$31.74
September 30, 2011	$34.19	$29.67
December 31, 2011	$31.18	$27.61

Quarter ended	High	Low
March 31, 2010	$27.01	$24.04
June 30, 2010	$25.02	$22.87
September 30, 2010	$28.00	$23.89
December 31, 2010	$32.35	$26.39

Holders

As of December 31, 2011, the Fund had 123,373 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2011 or for the Year Ended December 31, 2010.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	69,800,000	$32.09
Year Ended December 31, 2010	45,400,000	$25.80
Year Ended December 31, 2009	16,800,000	$25.19

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended				Period Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$2,132,801	$2,415,375	$2,566,291	$36,857,153	$18,653,020
Net investment income (loss)	$(26,045,401)	$(18,349,105)	$(14,303,425)	$20,148,945	$15,039,169
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(331,252,321)	$412,761,291	$59,177,905	$(492,148,405)	$160,821,334
Net Income (Loss)	$(357,297,722)	$394,412,186	$44,874,480	$(471,999,460)	$175,860,503
Net Income (Loss) per Share	$(3.56)	$5.94	$0.48	$(6.41)	$8.26
Distribution per Share	$—	$—	$—	$.45	$.45
Net increase (decrease) in cash	$210,907,413	$(241,997,015)	$(490,852,472)	$732,849,487	$(2,000)

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$2,047,361,655	$2,757,107,674	$2,517,607,090	$1,064,540,025	$1,180,785,748
Shares NAV	$28.81	$32.37	$26.43	$25.95	$32.81
General Shares NAV	$28.80	$32.38	$26.43	$25.95	$32.83

Selected Quarterly Financial Data (Unaudited)

	$1,236,087,293	$1,236,087,293	$1,236,087,293	$1,236,087,293
	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$1,070,615	$629,638	$303,911	$128,637
Net investment income (loss)	$(7,190,235)	$(7,051,179)	$(6,527,788)	$(5,276,199)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$171,344,516	$(231,529,151)	$(187,715,244)	$(83,352,442)
Net Income/(loss)	$164,154,281	$(238,580,330)	$(194,243,032)	$(88,628,641)
Increase/(decrease) in Net Asset Value	$1,236,087,293	$(876,564,128)	$(515,746,266)	$(522,177,559)
Net Income (loss) per Share	$1.85	$(2.22)	$(2.07)	$(1.13)

	$1,236,087,293	$1,236,087,293	$1,236,087,293	$1,236,087,293
	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$372,617	$720,449	$635,580	$686,792
Net investment income (loss)	$(5,315,481)	$(4,412,830)	$(3,866,091)	$(4,754,703)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(214,670,689)	$(19,317,392)	$266,213,502	$380,535,870
Net Income/(loss)	$(219,986,170)	$(23,730,222)	$262,347,411	$375,781,167
Increase/(decrease) in Net Asset Value	$(184,517,860)	$(484,293,332)	$206,906,699	$658,911,862
Net Income (loss) per Share	$(2.20)	$(0.24)	$3.47	$4.91

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance Summary

This report covers the three months ended December 31, 2011, 2010 and 2009 (herein referred to as the “Three Months Ended December 31, 2011”, the “Three Months Ended December 31, 2010” and the “Three Months Ended December 31, 2009”, respectively), the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011”, the

“Year Ended December 31, 2010” and the “Year Ended December 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011, Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010 and Summary of the DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011, Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010 and Summary of the DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009

	AGGREGATE RETURNS**
Underlying Index	Three Months Ended December 31, 2011	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010
DB Corn Indices	5.82%	11.61%	20.10%	35.22%
DB Soybean Indices	0.57%	(9.34)%	19.19%	30.19%
DB Wheat Indices	1.41%	(31.47)%	16.77%	16.01%
DB Kansas City Wheat Indices	0.14%	(19.94)%	19.96%	34.11%
DB Sugar Indices	(5.25)%	(10.47)%	31.44%	1.29%
DB Cocoa Indices	(19.87)%	(32.78)%	6.41%	4.43%
DB Coffee Indices	(2.41)%	(11.25)%	29.89%	85.57%
DB Cotton Indices	(8.15)%	(21.61)%	46.81%	106.01%
DB Live Cattle Indices	(2.47)%	(2.80)%	4.74%	11.62%
DB Feeder Cattle Indices	0.71%	7.98%	8.90%	18.63%
DB Lean Hogs Indices	(7.02)%	(7.37)%	(2.67)%	(41.51)%

AGGREGATE RETURNS	(3.38)	(10.64)	17.61%	21.80%

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

	AGGREGATE RETURNS FOR INDEX IN THE
	DBLCI-OY AGRICULTURE TR™*
Underlying Index	Three Months Ended December 31, 2009	Year Ended December 31, 2009
DB Corn Indices	13.62%	(13.32)%
DB Wheat Indices	12.48%	(21.84)%
DB Soybean Indices	9.25%	0.73%
DB Sugar Indices	2.01%	63.01%

AGGREGATE RETURNS	6.43%	5.11%

*	During the period from January 3, 2007 to October 19, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return. Commencing October 19, 2009, the Fund began to track the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™. In doing so, the Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund initially tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index (the DBLCI-OY Agriculture ER™ prior to October 19, 2009) and underperform the DBIQ Diversified Agriculture TR™ (the DBLCI-OY Agriculture TR™ prior to October 19, 2009). The only difference between (i ) the Index and the DBLCI-OY Agriculture ER™ (collectively referred to as the “Excess Return Indexes”) and (ii) the DBLCI Diversified Agriculture TR™ and the DBLCI-OY Agriculture TR™ (collectively referred to as the “Total Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. Thus the difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI-OY Agriculture ER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $520.5 million, $(44.6) million and $(1,897.8) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $12,137.6 million was paid to purchase United States Treasury Obligations and $12,566.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $8,329.0 million was paid to purchase United States Treasury Obligations and $8,192.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $8,358.9 million was paid to purchase United States Treasury Obligations and $6,519.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $505.9 million, increased by $341.6 million and increased by $102.0 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(309.6) million, $(197.4) and $1,406.9 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $1,919.1 million, $973.9 million and $1,830.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009 AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

DECEMBER 31, 2011, 2010 AND 2009 AND

THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (the “DBLCI-OY Agriculture ER™”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced trading the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index are identical to the Index.

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBAGIX reflects DBIQ Diversified Agriculture ER™ from January 1, 2011 to December 31, 2011, DBAGIX reflects DBLCI Diversified Agriculture ER™ from October 19, 2009 to December 31, 2010 and DBAGIX reflects DBLCI-OY Agriculture ER™ from January 1, 2009 to October 19, 2009.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JANUARY 1989 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 10.73% from $32.35 per Share to $28.88 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $35.44 per Share (+9.55%) on March 3, 2011 to a low of $27.61 per Share (-14.65%) on December 15, 2011 and December 16, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was -10.73%.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 22.35% from $26.44 per Share to $32.35 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.87 per Share (-13.50%) on June 7, 2010 to a high of $32.35 per Share (+22.35%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund, on a market value basis was 22.35%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 11.00% from $32.37 per Share to $28.81 per Share. A decrease in the futures contract prices of Wheat, Soybean, Sugar, Kansas City Wheat, Cotton, Coffee, Cocoa, Live Cattle, and Lean Hogs more than offset increases in the futures contract prices of Corn and Feeder Cattle during the Year Ended December 31, 2011, resulting in an overall 10.64% decrease in the level of the DBLCI Diversified Agriculture TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -11.00%.

Net loss for the Year Ended December 31, 2011 was $357.3 million, resulting from $2.1 million of interest income, net realized gains of $174.6 million, net unrealized loss of $505.8 million and operating expenses of $28.2 million.

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

For the Year Ended December 31, 2009, the net asset value of each Share increased 1.85% from $25.95 per Share to $26.43 per Share. An increase in the futures contract prices of Sugar, Lean Hogs, Cotton and Soybeans more than offset decreases in the futures contract prices of Wheat, Kansas City Wheat, Corn, Live Cattle, Feeder Cattle, Cocoa and Coffee during the Year Ended December 31, 2009, resulting in an overall 4.91% increase in the level of the DBLCI Diversified Agriculture TR™.4 No distributions

4

During the period from October 19, 2009 to December 31, 2009 the Fund tracked the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess ReturnTM. During the same period the Fund did not track the changes in closing levels of DBLCI-OY Agriculture ERTM. The Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 1.85%.

Net income for the Year Ended December 31, 2009 was $44.9 million, resulting from $2.6 million of interest income, net realized losses of $42.8 million, net unrealized gains of $102.0 million and operating expenses of $16.9 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share decreased 2.66% from $29.67 per Share to $28.88 per Share. The Share price high and low for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a high of $31.18 per Share (+5.09%) on October 14, 2011 to a low of $27.61 per Share (-6.94%) on December 15, 2011 and December 16, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was -2.66%.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 17.72% from $27.48 per Share to $32.35 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $26.39 per Share (-3.97%) on October 4, 2010 to a high of $32.35 per Share (+17.72%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund, on a market value basis was 17.72%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 3.74% from $29.93 per Share to $28.81 per Share. A decrease in the futures contract prices of Sugar, Cotton, Coffee, Cocoa, Live Cattle, and Lean Hogs more than offset increases in the futures contract prices of Corn, Soybean, Wheat, Kansas City Wheat and Feeder Cattle during the Three Months Ended December 31, 2011, resulting in an overall 3.38% decrease in the level of the DBLCI Diversified Agriculture TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return on a net asset value basis for the Fund was -3.74%.

Net loss for the Three Months Ended December 31, 2011 was $88.6 million, resulting from $0.1 million of interest income, net realized loss of $48.0 million, net unrealized losses of $35.3 million and operating expenses of $5.4 million.

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

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 3.12% from $25.63 per Share to $26.43 per Share. An increase in the futures contract prices of Lean Hogs, Cotton, Corn, Wheat, Soybeans, Kansas City Wheat, Coffee, Cocoa and Sugar more than offset falling futures contract prices for Feeder Cattle and Live Cattle during the Three Months Ended December 31, 2009, resulting in an overall 5.50% increase in the level of the DBLCI Diversified Agriculture TR™.5 No

5

During the period from October 19, 2009 to December 31, 2010 the Fund tracked the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess ReturnTM. During the same period the Fund did not track the changes in closing levels of DBLCI-OY Agriculture ERTM. The Fund added Cocoa, Coffee, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs and Live Cattle in addition to the four commodities the Fund tracked in order to permit the Fund to continue its objective of tracking an index designed to reflect the performance of the agriculture sector and to facilitate and ensure future compliance with speculative position limits.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,047,361,655	1.01%	$48,220,083	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,757,107,674	1.03%	$64,797,071	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011 by Index Commodity:

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-

made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2011.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 40 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund:

We have audited PowerShares DB Agriculture Fund’s (the Fund) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Agriculture Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Agriculture Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Agriculture Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Agriculture Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Agriculture Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,959,877,867 and $2,386,667,824 respectively)	$1,959,875,160	$2,386,743,778
Cash held by broker	210,907,413	—
Net unrealized appreciation (depreciation) on futures contracts	(135,420,844)	370,363,896

Deposits with broker	2,035,361,729	2,757,107,674

Receivable for securities sold	11,999,926	—

Total assets	$2,047,361,655	$2,757,107,674

Liabilities
Payable to broker	$—	$42,559,235
Payable for shares redeemed	11,525,820	—
Management fee payable	1,523,526	1,833,438
Brokerage fee payable	3,761	5,793

Total liabilities	13,053,107	44,398,466

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	152	295

Total General shares	1,152	1,295

Shares:
Paid in capital - 70,600,000 and 83,800,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	2,280,227,892	2,601,330,830
Accumulated earnings (deficit)	(245,920,496)	111,377,083

Total Shares	2,034,307,396	2,712,707,913

Total shareholders’ equity	2,034,308,548	2,712,709,208

Total liabilities and equity	$2,047,361,655	$2,757,107,674

Net asset value per share
General shares	$28.80	$32.38
Shares	$28.81	$32.37

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	27.48%	$558,999,441	$559,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	2.66	53,999,838	54,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	0.19	3,899,981	3,900,000
U.S. Treasury Bills, 0.015% due January 26, 2012	13.91	282,998,019	283,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	18.78	381,996,562	382,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	2.70	54,999,340	55,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	7.47	151,997,264	152,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	6.29	127,996,800	128,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	7.23	146,995,296	147,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	5.41	109,996,150	110,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	0.44	8,999,703	9,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	3.78	76,996,766	77,000,000

Total United States Treasury Obligations (cost $1,959,877,867)	96.34%	$1,959,875,160

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (8,925 contracts, settlement date March 15, 2012)	(2.69)%	$(54,648,710)
Coffee (2,748 contracts, settlement date March 20, 2012)	(0.30)	(6,185,325)
Corn (2,176 contracts, settlement date March 14, 2012)	0.18	3,723,150
Corn (6,394 contracts, settlement date December 14, 2012)	(0.40)	(8,096,413)
Cotton (1,229 contracts, settlement date March 08, 2012)	(0.18)	(3,609,715)
Feeder Cattle (1,217 contracts, settlement date March 29, 2012)	0.09	1,797,275
Lean Hogs (4,099 contracts, settlement date February 14, 2012)	(0.40)	(8,197,500)
Lean Hogs (1,010 contracts, settlement date April 16, 2012)	(0.08)	(1,585,680)
Live Cattle (5,399 contracts, settlement date February 29, 2012)	(0.34)	(6,946,470)
Live Cattle (10 contracts, settlement date April 30, 2012)	0.00	(11,800)
Red Wheat (1,425 contracts, settlement date July 13, 2012)	(0.04)	(853,225)
Red Wheat (37 contracts, settlement date December 14, 2012)	0.00	5,613
Soybeans (3,079 contracts, settlement date November 14, 2012)	0.16	3,234,838
Soybeans (1,325 contracts, settlement date January 14, 2013)	0.16	3,211,075
Sugar (9,767 contracts, settlement date June 29, 2012)	(0.50)	(10,109,557)
Wheat (1,551 contracts, settlement date July 13, 2012)	(0.83)	(16,807,900)
Wheat (465 contracts, settlement date December 14, 2012)	(0.03)	(698,525)
Wheat KCB (3,524 contracts, settlement date July 13, 2012)	(1.46)	(29,641,975)

Net Unrealized Depreciation on Futures Contracts	(6.66)%	$(135,420,844)

Net unrealized depreciation is comprised of unrealized losses of $148,293,832 and unrealized gains of $12,872,988.

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

PowerShares DB Agriculture Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$2,132,801	$2,415,375	$2,566,291

Expenses
Management Fee	25,996,639	18,940,346	14,834,931
Brokerage Commissions and Fees	2,181,563	1,824,134	2,034,785

Total Expenses	28,178,202	20,764,480	16,869,716

Net investment income (loss)	(26,045,401)	(18,349,105)	(14,303,425)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation

Net Realized Gain (Loss) on
United States Treasury Obligations	69,087	9,065	1,748
Futures	174,541,993	71,121,658	(42,837,491)
Foreign Currency Translation	—	25,116	—

Net realized gain (loss)	174,611,080	71,155,839	(42,835,743)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(78,661)	40,835	12,102
Futures	(505,784,740)	341,564,617	102,001,546

Net change in unrealized gain (loss)	(505,863,401)	341,605,452	102,013,648

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations, Futures and Foreign Currency Translation	(331,252,321)	412,761,291	59,177,905

Net Income (Loss)	$(357,297,722)	$394,412,186	$44,874,480

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(238)	(19)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund	$(357,297,722)	$394,411,948	$44,874,461

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$295	$1,295	83,800,000	$2,601,330,830	$111,377,083	$2,712,707,913	$2,712,709,208
Sale of Shares					56,600,000	1,919,052,134		1,919,052,134	1,919,052,134
Redemption of Shares					(69,800,000)	(2,240,155,072)		(2,240,155,072)	(2,240,155,072)
Net Income (Loss)
Net investment income (loss)			(10)	(10)			(26,045,391)	(26,045,391)	(26,045,401)
Net realized gain (loss) on United States Treasury Obligations and Futures			69	69			174,611,011	174,611,011	174,611,080
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(202)	(202)			(505,863,199)	(505,863,199)	(505,863,401)

Net Income (Loss)			(143)	(143)			(357,297,579)	(357,297,579)	(357,297,722)

Balance at December 31, 2011	40	$1,000	$152	$1,152	70,600,000	$2,280,227,892	$(245,920,496)	$2,034,307,396	$2,034,308,548

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839
Sale of Shares					34,000,000	973,860,806		973,860,806	973,860,806		973,860,806
Redemption of Shares					(45,400,000)	(1,171,264,328)		(1,171,264,328)	(1,171,264,328)		(1,171,264,328)
Net Income (Loss)
Net investment income (loss)			(11)	(11)			(18,349,083)	(18,349,083)	(18,349,094)	(11)	(18,349,105)
Net realized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation			43	43			71,155,753	71,155,753	71,155,796	43	71,155,839
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			206	206			341,605,040	341,605,040	341,605,246	206	341,605,452

Net Income (Loss)			238	238			394,411,710	394,411,710	394,411,948	238	394,412,186

Redemption of non-controlling interest			—	—			—	—	—	(1,295)	(1,295)

Balance at December 31, 2010	40	$1,000	$295	$1,295	83,800,000	$2,601,330,830	$111,377,083	$2,712,707,913	$2,712,709,208	$—	$2,712,709,208

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$38	$1,038	41,000,000	$1,391,803,646	$(327,909,069)	$1,063,894,577	$1,063,895,615	$1,038	$1,063,896,653
Sale of Shares					71,000,000	1,830,077,230		1,830,077,230	1,830,077,230		1,830,077,230
Redemption of Shares					(16,800,000)	(423,146,524)		(423,146,524)	(423,146,524)		(423,146,524)
Net Income (Loss)
Net investment income			(7)	(7)			(14,303,411)	(14,303,411)	(14,303,418)	(7)	(14,303,425)
Net realized loss on United States Treasury Obligations and Futures			(21)	(21)			(42,835,701)	(42,835,701)	(42,835,722)	(21)	(42,835,743)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			47	47			102,013,554	102,013,554	102,013,601	47	102,013,648

Net Income (Loss)			19	19			44,874,442	44,874,442	44,874,461	19	44,874,480

Balance at December 31, 2009	40	$1,000	$57	$1,057	95,200,000	$2,798,734,352	$(283,034,627)	$2,515,699,725	$2,515,700,782	1,057	$2,515,701,839

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(357,297,722)	$394,412,186	$44,874,480
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(12,137,574,995)	(8,328,985,500)	(8,358,899,354)
Proceeds from securities sold and matured	12,566,568,854	8,191,519,123	6,519,572,433
Net accretion of discount on United States Treasury Obligations	(2,134,815)	(2,416,705)	(2,577,220)
Net realized (gain) loss on United States Treasury Obligations	(69,087)	(9,065)	(1,748)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	505,863,401	(341,605,452)	(102,013,648)
Change in operating receivables and liabilities:
Receivable for Securities sold	(11,999,926)	—	—
Payable to broker	(42,559,235)	42,233,607	325,628
Management fee payable	(309,912)	264,012	941,591
Brokerage fee payable	(2,032)	(4,404)	(5,340)

Net cash provided by (used for) operating activities	520,484,531	(44,592,198)	(1,897,783,178)

Cash flows from financing activities:
Proceeds from sale of Shares	1,919,052,134	973,860,806	1,830,077,230
Payable for Shares redeemed	11,525,820	—	—
Redemption of Shares	(2,240,155,072)	(1,171,264,328)	(423,146,524)
Redemption of non-controlling interest	—	(1,295)	—

Net cash provided by (used for) financing activities	(309,577,118)	(197,404,817)	1,406,930,706

Net change in cash held by broker	210,907,413	(241,997,015)	(490,852,472)
Cash held by broker at beginning of period	—	241,997,015	732,849,487

Cash held by broker at end of period	$210,907,413	$—	$241,997,015

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Notes to Financial Statements

December 31, 2011

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

This Report covers the year ended December 31, 2011 (herein referred to as the “Year Ended December 31, 2011”), the year ended December 31, 2010 (herein referred to as the “Year Ended December 31, 2010”) and the year ended December 31, 2009 (herein referred to as the “Year Ended December 31, 2009”).

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

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index are Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs (each an “Index Commodity”, and collectively, the “Index Commodities”). From January 3, 2007 (commencement of investment operations) to October 19, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Optimum Yield Agriculture Excess Return™ (“DBLCI-OY Agriculture ER™”) over time plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the DBLCI-OY Agriculture ER™ are Corn, Wheat, Soybeans and Sugar. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index Diversified Agriculture Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. Please see http://dbfunds.db.com/dba/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dba/index.aspx with respect to the composition of the Index on the Base Date.

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

The Fund does not employ leverage. As of December 31, 2011 and, 2010, the Fund had $2,035,361,729 (or 99.41%) and $2,757,107,674 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $148,081,288 (or 7.28%) and $197,281,943 (or 7.16%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $25,996,639, of which $1,523,526 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $18,940,346, of which $1,833,438 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $14,834,931.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $2,181,563 of which $3,761 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $1,824,134 of which $5,793 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $2,034,785.

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the period previously described, and all significant inter-company balances and transactions were eliminated.

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

Basis of Fair Value Measurement

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $148,081,288 and $197,281,943, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $12,000,000 notional amount of United States Treasury Obligations which was unpaid as of December 31, 2011. As a result, a receivable for securities sold is reported for $11,999,926. As of December 31, 2010, the Fund did not have an amount payable for securities sold.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $210,907,413, of which $135,420,844 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had no cash held with the Commodity Broker. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2011, the Fund did not have an amount payable to the Commodity Broker. As of December 31, 2010, the futures contracts held by the Fund were in an unrealized appreciation position of $370,363,896, of which the Fund utilized $42,559,235 to purchase United States Treasury Obligations.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2008.

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010 the futures contracts held by the Fund were in a net unrealized depreciation position of $135,420,844 and a net unrealized appreciation position of $370,363,896, respectively.

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

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2011, 2010 and 2009.

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

(n) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2011, 2010 and 2009, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$1,959,875,160	$2,386,743,778
Commodity Futures Contracts (Level 1)	$(135,420,844)	$370,363,896

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	56,600,000	$1,919,052,134	34,000,000	$973,860,806	71,000,000	$1,830,077,230
Shares Redeemed	(69,800,000)	(2,240,155,072)	(45,400,000)	(1,171,264,328)	(16,800,000)	(423,146,524)

Net Increase (Decrease)	(13,200,000)	$(321,102,938)	(11,400,000)	$(197,403,522)	54,200,000	$1,406,930,706

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

No distributions were paid for the Years Ended December 31, 2011, 2010 and 2009.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2011 and 2010 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2011, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	0000000000	0000000000	0000000000
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$32.37	$26.43	$25.95
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(3.28)	6.16	0.66
Net investment income (loss)	(0.28)	(0.22)	(0.18)

Net income (loss)	(3.56)	5.94	0.48
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(3.56)	5.94	0.48

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2011

	0000000000	0000000000	0000000000
Net asset value per Share, end of period	$28.81	$32.37	$26.43

Market value per Share, beginning of period	$32.35	$26.44	$26.18

Market value per Share, end of period	$28.88	$32.35	$26.44

Ratio to average Net Assets
Net investment income (loss)	(0.85)%	(0.82)%	(0.72)%

Total expenses	0.92%	0.93%	0.85%

Total Return, at net asset value	(11.00)%	22.47%	1.85%

Total Return, at market value	(10.73)%	22.35%	0.99%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 40 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	47	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	45	Principal Financial Officer
Martin Kremenstein	35	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	31	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.75% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $25,996,639 of which $24,473,113 had been paid at December 31, 2011. Management Fees of $1,523,526 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $2,181,563 of which $2,177,802 had been paid at December 31, 2011. Brokerage commissions of $3,761 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2011, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$100,600	$97,552
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$100,600	$97,552

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

(a)(1) Financial Statements

See financial statements commencing on page 42 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[2]

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement[3]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund – December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments of PowerShares DB Agriculture Fund – December 31, 2011, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund – December 31, 2010, (iv) the Statements of Income and Expenses of PowerShares DB Agriculture Fund – Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund – Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund – Year Ended December 31, 2009, (viii) the Statements of Cash Flows of PowerShares DB Agriculture Fund – Years Ended December 31, 2011, 2010 and 2009, (ix) Notes to Financial Statements of PowerShares DB Agriculture Fund.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33238) on February 28, 2011 and incorporated herein by

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

Dated: February 28, 2012