Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2012-03-14
CIK 1367306, 1383054

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $158,054,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 1,400,000

i

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

Fund Investment Overview

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index is silver (the “Index Commodity”).

From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $77,721,498 (or 100%) and $207,694,990 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,060,925 (or 18.09%) and $14,051,138 (or 6.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. The Index replaces the underlying futures contracts on an “optimum yield” basis.

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

The DBIQ-Optimum Yield Silver is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2012, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2012, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2012 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2012, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2012 and May 2013. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the selection of the replacement futures contract, the monthly roll for the Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodity that are leaving the Index and the futures contracts on the new Index Commodity are then calculated.

On all days that are not monthly index roll days, the notional holdings of the Index Commodity future remains constant.

General

DBIQ™, DBLCI™, and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade2 for the Years Ended December 31, 2011, 2010 and 2009.

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

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the government agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. government agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in the Index Commodity included in the Index (Silver, the “Affected Index Commodity”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Index Commodity is a Referenced Contract subject to the Regulations. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

Affected Index Commodity	Exchange (Symbol)[3]	Exchange Position Limits[4]
Silver	COMEX (SI)	1,500 – Spot Month
6,000 – Single Month
6,000 – All Months Combined

Legend:

[3]	“COMEX” means the Commodity Exchange Inc., New York, or its successor.
[4]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

The Fund is subject to position limits, and, consequently, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contract, the Fund may commence investing in other futures contracts based on the Index Commodity and in futures contracts based on commodities other than the Index Commodity that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with the Index Contract. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	26.92%
Average rolling 3 month daily volatility	24.93%
Monthly return volatility	27.84%
Average annual volatility	24.48%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	10.76%
1989	18.53%
1990	19.38%
1991	23.42%
1992	15.66%
1993	28.36%
1994	23.28%
1995	26.38%
1996	17.64%
1997	24.66%
1998	29.20%
1999	21.73%
2000	14.42%
2001	17.20%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.33%
2006	41.21%
2007	21.28%
2008	43.01%
2009	31.13%
2010	26.40%
2011	39.26%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

Quarter ended	High	Low
March 31, 2011	$66.15	$47.00
June 30, 2011	$84.98	$58.55
September 30, 2011	$76.70	$51.56
December 31, 2011	$61.28	$46.95

Quarter ended	High	Low
March 31, 2010	$33.51	$26.64
June 30, 2010	$34.72	$30.92
September 30, 2010	$38.69	$31.05
December 31, 2010	$54.51	$38.90

Holders

As of December 31, 2011, the Fund had 6,218 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	6,000,000	$60.29
Year Ended December 31, 2010	2,600,000	$31.66
Year Ended December 31, 2009	1,400,000	$25.34

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007.

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$126,095	$98,363	$86,022	$810,936	$1,023,571
Net investment income (loss)	$(1,553,239)	$(661,510)	$(319,042)	$535,920	$903,399
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(10,925,479)	$78,456,434	$20,630,733	$(18,035,367)	$2,641,009
Net Income (Loss)	$(12,478,718)	$77,794,924	$20,311,691	$(17,499,447)	$3,544,408
Net Income (Loss) per Share	$(6.08)	$24.60	$9.75	$(7.34)	$3.70
Distribution per Share	$—	$—	$—	$0.22	$0.87
Net increase (decrease) in cash	$8,608,723	$8,162,353	$(1,367,967)	$5,732,248	$3,786,960

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$77,721,498	$207,694,990	$126,143,547	$44,609,752	$27,848,077
Shares NAV	$48.54	$54.62	$30.02	$20.27	$27.83
General Shares NAV	$48.55	$54.63	$30.03	$20.28	$27.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$67,398	$47,098	$9,184	$2,415
Net investment income (loss)	$(400,152)	$(554,059)	$(390,178)	$(208,850)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$60,700,153	$(31,964,993)	$(37,525,364)	$(2,135,275)
Net Income/(loss)	$60,300,001	$(32,519,052)	$(37,915,542)	$(2,344,125)
Increase/(decrease) in Net Asset Value	$204,890,989	$(253,989,204)	$(1,267,716)	$(79,539,826)
Net Income (loss) per Share	$11.90	$(5.57)	$(8.55)	$(3.86)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$11,178	$19,210	$22,845	$45,130
Net investment income (loss)	$(152,613)	$(109,014)	$(122,403)	$(277,480)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$5,361,703	$4,135,911	$13,125,313	$55,833,507
Net Income/(loss)	$5,209,090	$4,026,897	$13,002,910	$55,556,027
Increase/(decrease) in Net Asset Value	$(63,780,084)	$4,026,897	$57,020,068	$84,208,805
Net Income (loss) per Share	$1.13	$2.02	$5.38	$16.07

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and, if applicable, non-U.S. markets. The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index is silver (the “Index Commodity”).

From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date. The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the single commodity comprising the Index (the “Index Commodity”). The single Index Commodity is silver. The Index is composed of notional amounts of the Index Commodity. The Fund also holds United States

Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The section “Summary of the DBIQ-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY Silver TR™ and DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Silver TR™ and DBLCI-OY Silver TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*	Three Months Ended December 31, 2009*
DB Silver Indices	(7.07)%	41.59%	1.05%

AGGREGATE RETURN	(7.07)%	41.59%	1.05%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
DB Silver Indices	(10.24)%	82.53%	48.75%

AGGREGATE RETURN	(10.24)%	82.53%	48.75%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY SI ER™.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also, see Item 1A.—Risk Factors—”Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $126.0 million, $4.5 million and $(62.6) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $768.9 million was paid to purchase United States Treasury Obligations and $857.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $391.9 million was paid to purchase United States Treasury Obligations and $355.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $310.9 million was paid to purchase United States Treasury Obligations and $217.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $50.6 million, increased by $36.4 million, and decreased by $11.1 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(117.4) million, $3.7 million and $61.2 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $244.3 million, $86.0 million and $96.7 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009, AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

COMPARISON OF DBS, DBSNV AND DBSLIX FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Silver Index Excess Return™ (the “DBIQ-OY SI ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the silver sector. The single commodity comprising the Index is silver (the “Index Commodity”). The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBAGIX reflects DBIQ-OY Silver ER™ from January 1, 2011 to December 31, 2011 and DBAGIX reflects DBLCI-OY Silver ER™ from January 3, 2007 to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 11.96% from $54.51 per Share to $47.99 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $84.98 per Share (+55.90%) on April 28, 2011 to a low of $46.95 per Share (-13.87%) on December 28, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund on a market value basis, was -11.96%.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 81.16% from $30.09 per Share to $54.51 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $26.64 per Share (-11.47%) on February 8, 2010 to a high of $54.51 per Share (+81.16%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund on a market value basis, was +81.16%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 11.13% from $54.62 per Share to $48.54 per Share. Depreciation in the price of silver futures contracts during the Year Ended December 31, 2011 contributed to an overall 10.24% decrease in the level of the DBIQ-OY SI TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -11.13%.

Net loss for the Year Ended December 31, 2011 was $12.5 million, resulting from $0.1 million of interest income, net realized gains of $39.7 million, net unrealized losses of $50.6 million and operating expenses of $1.7 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share decreased 7.09% from $51.65 per Share to $47.99 per Share. The Share price high and low for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a high of $61.28 per Share (+18.64%) on October 28, 2011 to a low of $46.95 per Share (-9.10%) on December 28, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund on a market value basis was -7.09%.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 41.47% from $38.53 per Share to $54.51 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $38.90 per Share (+0.96%) on October 4, 2010 to a high of $54.51 per Share (+41.47%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund on a market value basis was +41.47%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 7.37% from $52.40 per Share to $48.54 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended December 31, 2011 contributed to an overall 7.07% decrease in the level of the DBIQ-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -7.37%.

Net loss for the Three Months Ended December 31, 2011 was $2.3 million resulting from $0.01 million of interest income, net realized losses of $25.9 million, net unrealized gains of $23.8 million and operating expenses of $0.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$77,721,498	3.08%	$5,459,817	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$207,694,990	1.37%	$9,681,708	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2011 relating to the Index Commodity is as follows:

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

March 14, 2012

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Silver Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Silver Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Silver Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $71,498,899 and $159,466,807 respectively)	$71,498,541	$159,474,056
Cash held by broker	24,924,317	16,315,594
Net unrealized appreciation (depreciation) on futures contracts	(18,701,360)	31,905,340

Deposits with broker	77,721,498	207,694,990

Total assets	$77,721,498	$207,694,990

Liabilities
Management fee payable	$54,825	$122,921
Brokerage fee payable	7,373	7,012

Total liabilities	62,198	129,933

Commitments and Contingencies (Note 9)

Equity
Shareholders' equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	942	1,185

Total General shares	1,942	2,185

Shares:
Paid in capital - 1,600,000 and 3,800,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	7,340,670	124,767,709
Accumulated earnings (deficit)	70,316,688	82,795,163

Total Shares	77,657,358	207,562,872

Total shareholders' equity	77,659,300	207,565,057

Total liabilities and equity	$77,721,498	$207,694,990

Net asset value per share
General shares	$48.55	$54.63
Shares	$48.54	$54.62

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.025% due January 19, 2012	0.65%	$499,998	$500,000
U.S. Treasury Bills, 0.01% due February 2, 2012	3.86	2,999,973	3,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	73.40	56,998,974	57,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	9.01	6,999,755	7,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	1.29	999,967	1,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	3.86	2,999,874	3,000,000

Total United States Treasury Obligations (cost $71,498,899)	92.07%	$71,498,541

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (563 contracts, settlement date December 27, 2012)	(24.08)%	$(18,701,360)

Net Unrealized Depreciation on Futures Contracts	(24.08)%	$(18,701,360)

Net unrealized depreciation is comprised entirely of unrealized losses of $18,701,360.

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

PowerShares DB Silver Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$126,095	$98,363	$86,022

Expenses
Management Fee	1,649,732	733,609	377,189
Brokerage Commissions and Fees	29,602	26,264	27,875

Total Expenses	1,679,334	759,873	405,064

Net investment income (loss)	(1,553,239)	(661,510)	(319,042)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	17,188	332	579
Futures	39,671,640	42,042,440	31,724,485

Net realized gain (loss)	39,688,828	42,042,772	31,725,064

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(7,607)	5,762	(2,026)
Futures	(50,606,700)	36,407,900	(11,092,305)

Net change in unrealized gain (loss)	(50,614,307)	36,413,662	(11,094,331)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(10,925,479)	78,456,434	20,630,733

Net Income (Loss)	$(12,478,718)	$77,794,924	$20,311,691

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(984)	(390)

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$(12,478,718)	$77,793,940	$20,311,301

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at January 1, 2011	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057
Sale of Shares					3,800,000	244,321,451		244,321,451	244,321,451
Redemption of Shares					(6,000,000)	(361,748,490)		(361,748,490)	(361,748,490)
Net Income (Loss)
Net investment income (loss)			(30)	(30)			(1,553,209)	(1,553,209)	(1,553,239)
Net realized gain (loss) on United States Treasury Obligations and Futures			773	773			39,688,055	39,688,055	39,688,828
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(986)	(986)			(50,613,321)	(50,613,321)	(50,614,307)

Net Income (Loss)			(243)	(243)			(12,478,475)	(12,478,475)	(12,478,718)

Balance at December 31, 2011	40	$1,000	$942	$1,942	1,600,000	$7,340,670	$70,316,688	$77,657,358	$77,659,300

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371
Sale of Shares					2,200,000	85,997,062		85,997,062	85,997,062		85,997,062
Redemption of Shares					(2,600,000)	(82,314,115)		(82,314,115)	(82,314,115)		(82,314,115)
Net Income (Loss)
Net investment income (loss)			(8)	(8)			(661,494)	(661,494)	(661,502)	(8)	(661,510)
Net realized gain (loss) on United States Treasury Obligations and Futures			531	531			42,041,710	42,041,710	42,042,241	531	42,042,772
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			461	461			36,412,740	36,412,740	36,413,201	461	36,413,662

Net Income (Loss)			984	984			77,792,956	77,792,956	77,793,940	984	77,794,924

Redemption of non-controlling interest			—	—			—	—	—	(2,185)	(2,185)

Balance at December 31, 2010	40	$1,000	$1,185	$2,185	3,800,000	$124,767,709	$82,795,163	$207,562,872	$207,565,057	$—	$207,565,057

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	2,200,000	$59,899,340	$(15,308,704)	$44,590,636	$44,591,447	$811	$44,592,258
Sale of Shares					3,400,000	96,662,262		96,662,262	96,662,262		96,662,262
Redemption of Shares					(1,400,000)	(35,476,840)		(35,476,840)	(35,476,840)		(35,476,840)
Net Income (Loss)
Net investment income			(5)	(5)			(319,032)	(319,032)	(319,037)	(5)	(319,042)
Net realized loss on United States
Treasury Obligations and Futures			430	430			31,724,204	31,724,204	31,724,634	430	31,725,064
Net change in unrealized gain (loss) on United States Treasury
Obligations and Futures			(35)	(35)			(11,094,261)	(11,094,261)	(11,094,296)	(35)	(11,094,331)

Net Income (Loss)			390	390			20,310,911	20,310,911	20,311,301	390	20,311,691

Balance at December 31, 2009	40	$1,000	$201	$1,201	4,200,000	$121,084,762	$5,002,207	$126,086,969	$126,088,170	$1,201	$126,089,371

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(12,478,718)	$77,794,924	$20,311,691
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(768,884,317)	(391,873,799)	(310,908,083)
Proceeds from securities sold and matured	856,995,585	354,997,114	216,998,591
Net accretion of discount on United States Treasury Obligations	(126,172)	(98,411)	(86,022)
Net realized (gain) loss on United States Treasury Obligations	(17,188)	(332)	(579)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	50,614,307	(36,413,662)	11,094,331
Change in operating receivables and liabilities:
Management fee payable	(68,096)	70,367	35,356
Brokerage fee payable	361	5,390	1,326

Net cash provided by (used for) operating activities	126,035,762	4,481,591	(62,553,389)

Cash flows from financing activities:
Proceeds from sale of Shares	244,321,451	85,997,062	96,662,262
Redemption of Shares	(361,748,490)	(82,314,115)	(35,476,840)
Redemption of non-controlling interest	—	(2,185)	—

Net cash provided by (used for) financing activities	(117,427,039)	3,680,762	61,185,422

Net change in cash held by broker	8,608,723	8,162,353	(1,367,967)
Cash held by broker at beginning of period	16,315,594	8,153,241	9,521,208

Cash held by broker at end of period	$24,924,317	$16,315,594	$8,153,241

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Notes to Financial Statements

December 31, 2011

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

From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Silver Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in (i) a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Commodity. Please see http://dbfunds.db.com/dbs/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbs/index.aspx with respect to the composition of the Index on the Base Date.

PowerShares DB Silver Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $77,721,498 (or 100%) and $207,694,990 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $14,060,925 (or 18.09%) and $14,051,138 (or 6.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™, and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,649,732, of which $54,825 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $733,609, of which $122,921 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $377,189.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $29,602, of which $7,373 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $26,264, of which $7,012 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $27,875.

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

PowerShares DB Silver Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

Basis of Fair Value Measurement

PowerShares DB Silver Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $14,060,925 and $14,051,138, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $24,924,317, of which $18,701,360 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund held cash with the Commodity Broker of $16,315,594. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing

PowerShares DB Silver Fund

Notes to Financial Statements—(Continued)

December 31, 2011

prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $18,701,360 and a net unrealized appreciation position of $31,905,340, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$71,498,541	$159,474,056
Commodity Futures Contracts (Level 1)	$(18,701,360)	$31,905,340

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

PowerShares DB Silver Fund

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

PowerShares DB Silver Fund

Notes to Financial Statements—(Continued)

December 31, 2011

are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	3,800,000	$244,321,451	2,200,000	$85,997,062	3,400,000	$96,662,262
Shares Redeemed	(6,000,000)	(361,748,490)	(2,600,000)	(82,314,115)	(1,400,000)	(35,476,840)

Net Increase/(Decrease)	(2,200,000)	$(117,427,039)	(400,000)	$3,682,947	2,000,000	$61,185,422

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

PowerShares DB Silver Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$54.62	$30.02	$20.27
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5.63)	24.85	9.86
Net investment income (loss)	(0.45)	(0.25)	(0.11)

Net income (loss)	(6.08)	24.60	9.75
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(6.08)	24.60	9.75

Net asset value per Share, end of period	$48.54	$54.62	$30.02

Market value per Share, beginning of period	$54.51	$30.09	$20.46

Market value per Share, end of period	$47.99	$54.51	$30.09

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.67)%	(0.42)%

Total expenses	0.76%	0.77%	0.54%

Total Return, at net asset value	(11.13)%	81.95%	48.10%

Total Return, at market value	(11.96)%	81.16%	47.07%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 35 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% per annum) of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $1,649,732 of which $1,594,907 had been paid at December 31, 2011. Management Fees of $54,825 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $29,602 of which $22,229 had been paid at December 31, 2011. Brokerage commissions of $7,373 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 37 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33234) on March 14, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: March 14, 2012		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer