Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2012-03-14
CIK 1367306, 1383055

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $262,700,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 7,000,000

i

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

Fund Investment Overview

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”).

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

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $458,370,973 (or 100%) and $331,508,565 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation on futures contracts on deposit with its Commodity Broker. Of this, $33,839,775 (or 7.38%) and $14,118,300 (or 4.26%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The DBIQ Optimum Yield Gold is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

General

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

1	From January 3, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Gold	COMEX (GC)	3,000 – Spot Month
6,000 – Single Month
6,000 – All Months Combined

Legend:

1	“COMEX” means the Commodity Exchange Inc., New York, or its successor.

2	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect the Index Contract, the Fund may commence investing in other futures contracts based on the Index Commodity and in futures contracts based on commodities other than the Index Commodity that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with the Index Contract. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.33%
Average rolling 3 month daily volatility	14.13%
Monthly return volatility	15.55%
Average annual volatility	14.27%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009	18.40%
2010	13.28%
2011	17.47%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

The Effect of Market Disruptions and Government Intervention Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented government intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$50.60	$46.22
June 30, 2011	$54.87	$50.18
September 30, 2011	$66.33	$52.14
December 31, 2011	$62.90	$53.87

Quarter ended	High	Low
March 31, 2010	$41.25	$37.99
June 30, 2010	$44.80	$40.20
September 30, 2010	$46.43	$41.23
December 31, 2010	$50.35	$46.60

Holders

As of December 31, 2011, the Fund had 8,722 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	3,200,000	$50.70
Year Ended December 31, 2010	1,800,000	$41.24
Year Ended December 31, 2009	800,000	$34.88

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$163,410	$254,010	$161,516	$1,097,907	$1,174,702
Net investment income (loss)	$(2,432,687)	$(1,476,569)	$(511,044)	$690,910	$1,032,838
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$9,472,301	$57,141,993	$26,083,604	$2,161,236	$6,943,605
Net Income (Loss)	$7,039,614	$55,665,424	$25,572,560	$2,852,146	$7,976,443
Net Income (Loss) per Share	$4.33	$10.93	$7.09	$0.89	$7.36
Distribution per Share	$—	$—	$—	$0.26	$0.81
Net increase (decrease) in cash	$18,641,667	$32,656,223	$(33,461,910)	$33,461,910	$(2,000)

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$458,370,973	$331,508,565	$194,392,867	$83,693,739	$45,642,633
Shares NAV	$54.53	$50.20	$39.27	$32.18	$31.55
General Shares NAV	$54.53	$50.20	$39.28	$32.18	$31.55

Selected Quarterly Financial Data (Unaudited)

	$(000,000,000)	$(000,000,000)	$(000,000,000)	$(000,000,000)
	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$86,295	$42,185	$21,012	$13,918
Net investment income (loss)	$(457,190)	$(446,325)	$(668,267)	$(860,905)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(408,110)	$10,756,582	$20,477,290	$(21,353,461)
Net Income/(loss)	$(865,300)	$10,310,257	$19,809,023	$(22,214,366)
Increase/(decrease) in Net Asset Value	$(108,688,114)	$40,728,013	$144,599,175	$50,121,775
Net Income (loss) per Share	$0.39	$2.08	$3.99	$(2.13)

	$(000,000,000)	$(000,000,000)	$(000,000,000)	$(000,000,000)
	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$27,349	$51,825	$77,779	$97,057
Net investment income (loss)	$(286,217)	$(275,410)	$(388,683)	$(526,259)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$2,525,510	$17,508,846	$11,943,796	$25,163,841
Net Income/(loss)	$2,239,293	$17,233,436	$11,555,113	$24,637,582
Increase/(decrease) in Net Asset Value	$(21,635,011)	$80,374,654	$48,143,981	$43,748,862
Net Income (loss) per Share	$0.49	$4.57	$2.05	$3.82

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2011, 2010 and 2009 (herein referred to as the “Three Months Ended December 31, 2011,” the “Three Months Ended December 31, 2010” and the “Three Months Ended December 31, 2009,” respectively), the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011,” the “Year Ended December 31, 2010” and the “Year Ended December 31, 2009,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Total Return™ (the “DBIQ-OY Gold TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Gold Excess Return™ (the “DBLCI-OY Gold ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index- Optimum Yield Gold Total Return™ (“DBLCI-OY TR™”) and DBIQ-OY Gold TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ and DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™ and DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*	Three Months Ended December 31, 2009*
DB Gold Indices	(3.53)%	8.45%	8.53%

AGGREGATE RETURN	(3.53)%	8.45%	8.53%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
DB Gold Indices	9.48%	28.92%	22.95%

AGGREGATE RETURN	9.48%	28.92%	22.95%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ-OY GC ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ–OY GC TR™. The only difference between (i) the Index and (ii) the DBIQ-OY GC TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY GC TR™ does include such a component. Thus, the difference between the Index and the DBIQ-OY GC TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY GC TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $101.1 million, $62.3 million and $104.9 million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $1,308.9 million was paid to purchase United States Treasury Obligations and $1,157.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $913.7 million was paid to purchase United States Treasury Obligations and $798.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $527.8 million was paid to purchase United States Treasury Obligations and $396.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $43.9 million and $11.5 million and increased by $12.2 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $119.7 million, $95.0 million and $71.4 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $282.0 million, $169.2 million and $99.3 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

COMPARISON OF DGL, DGLNV AND DGLDIX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Index Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”). The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DGLDIX reflects DBIQ OY GC ER™ from January 1, 2011 to December 31, 2011 and DGLDIX reflects DBLCI-OY GC ER™ from January 3, 2007 to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share increased 8.55% from $50.16 per Share to $54.45 per Share. The Share price low and high for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $46.22 per Share (-7.85%) on January 27, 2011 to a high of $66.33 per Share (+32.24%) on August 22, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was +8.55%.

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 27.89% from $39.22 per Share to $50.16 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $37.99 per Share (-3.14%) on February 8, 2010 to a high of $50.35 per Share (+28.38%) on December 6, 2010. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund, on a market value basis was +27.89%.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 22.03% from $32.14 per Share to $39.22 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $29.50 per Share (-8.21%) on January 14, 2009 to a high of $43.59 per Share (+35.63%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was +22.03%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share increased 8.63% from $50.20 per Share to $54.53 per Share. Appreciation in the price of gold futures contracts during the Year Ended December 31, 2011 contributed to an overall 9.48% increase in the level of the DBIQ-OY Gold TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was +8.63%.

Net income for the Year Ended December 31, 2011 was $7.0 million, resulting from $0.1 million of interest income, net realized gains of $53.3 million, net unrealized losses of $43.8 million and operating expenses of $2.6 million.

For the Year Ended December 31, 2010, the net asset value of each Share increased 27.83% from $39.27 per Share to $50.20 per Share. Appreciation in the price of gold futures contracts during the Year Ended December 31, 2010 contributed to an overall 28.92% increase in the level of the DBLCI-OY GC TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +27.83%.

Net income for the Year Ended December 31, 2010 was $55.7 million, resulting from $0.3 million of interest income, net realized gains of $68.6 million, net unrealized losses of $11.5 million and operating expenses of $1.7 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 22.03% from $32.18 per Share to $39.27 per Share. Appreciation in the price for gold futures contracts during the Year Ended December 31 2009, contributed to a 22.95% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was +22.03%.

Net income for the Year Ended December 31, 2009 was $25.6 million, resulting from $0.2 million of interest income, net realized gain of $13.9 million, unrealized gain of $12.2 million, and operating expenses of $0.7 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share decreased 4.19% from $56.83 per Share to $54.45 per Share. The Share price high and low for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a high of $62.90 per Share (+10.68%) on November 7, 2011 to a low of $53.87 per Share (-5.21%) on December 29, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was -4.19%.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 8.15% from $46.38 per Share to $50.16 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $46.60 per Share (+0.47%) on October 4, 2010 to a high of $50.35 per Share (+8.56%) on December 6, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund, on a market value basis was +8.15%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 8.16% from $36.26 per Share to $39.22 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $35.93 per Share (-0.91%) on October 1, 2009 to a high of $43.59 per Share (+20.22%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis, was +8.16%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 3.76% from $56.66 per Share to $54.53 per Share. Depreciation in the price of gold futures contracts during the Three Months Ended December 31, 2011 contributed to an overall 3.53% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -3.76%.

Net loss for the Three Months Ended December 31, 2011 was $22.2 million, resulting from $0.1 million of interest income, net realized losses of $0.8 million, net unrealized losses of $20.6 million and operating expenses of $0.9 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 8.24% from $46.38 per Share to $50.20 per Share. Appreciation in the price of gold futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 8.45% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +8.24%.

Net income for the Three Months Ended December 31, 2010 was $24.6 million, resulting from $0.1 million of interest income, net realized gains of $25.8 million, net unrealized losses of $0.7 million and operating expenses of $0.6 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 8.30% from $36.26 per Share to $39.27 per Share. Appreciation in prices for gold futures contracts during the Three Months Ended December 31, 2009, contributed to an 8.53% increase in the level of the DBLCI-OY GC TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was +8.30%.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$458,370,973	1.34%	$14,088,586	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$331,508,565	1.01%	$7,782,065	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Gold Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Gold Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Gold Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $440,492,093 and $288,439,987 respectively)	$440,490,253	$288,453,722
Cash held by broker	51,297,890	32,656,223
Net unrealized appreciation (depreciation) on futures contracts	(33,417,170)	10,398,620

Deposits with broker	458,370,973	331,508,565

Total assets	$458,370,973	$331,508,565

Liabilities
Management fee payable	$305,020	$206,603
Brokerage fee payable	8,087	4,945

Total liabilities	313,107	211,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,181	1,008

Total General shares	2,181	2,008

Shares:
Paid in capital - 8,400,000 and 6,600,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	360,547,729	240,826,494
Accumulated earnings (deficit)	97,507,956	90,468,515

Total Shares	458,055,685	331,295,009

Total shareholders’ equity	458,057,866	331,297,017

Total liabilities and equity	$458,370,973	$331,508,565

Net asset value per share
General shares	$54.53	$50.20
Shares	$54.53	$50.20

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	19.43%	$88,999,911	$89,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	1.09	4,999,985	5,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	0.76	3,499,976	3,500,000
U.S. Treasury Bills, 0.01% due February 16, 2012	2.84	12,999,844	13,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	24.45	111,997,984	112,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	10.26	46,998,825	47,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	3.27	14,999,520	15,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	15.28	69,997,550	70,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	6.55	29,999,010	30,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	12.23	55,997,648	56,000,000

Total United States Treasury Obligations (cost $440,492,093)	96.16%	$440,490,253

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (2,949 contracts, settlement date February 27, 2012)	(7.30)%	$(33,417,170)

Net Unrealized Depreciation on Futures Contracts	(7.30)%	$(33,417,170)

Net unrealized depreciation is comprised entirely of unrealized losses of $33,417,170.

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

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$163,410	$254,010	$161,516

Expenses
Management Fee	2,545,670	1,649,412	644,500
Brokerage Commissions and Fees	50,427	81,167	28,060

Total Expenses	2,596,097	1,730,579	672,560

Net investment income (loss)	(2,432,687)	(1,476,569)	(511,044)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	5,646	(205)	(1,171)
Futures	53,298,020	68,634,990	13,917,850

Net realized gain (loss)	53,303,666	68,634,785	13,916,679

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(15,575)	9,388	(455)
Futures	(43,815,790)	(11,502,180)	12,167,380

Net change in unrealized gain (loss)	(43,831,365)	(11,492,792)	12,166,925

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	9,472,301	57,141,993	26,083,604

Net Income (Loss)	$7,039,614	$55,665,424	$25,572,560

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(437)	(284)

Net Income (Loss) Attributable to PowerShares DB Gold Fund	$7,039,614	$55,664,987	$25,572,276

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017
Sale of Shares					5,000,000	281,955,677		281,955,677	281,955,677
Redemption of Shares					(3,200,000)	(162,234,442)		(162,234,442)	(162,234,442)
Net Income (Loss)
Net investment income (loss)			(60)	(60)			(2,432,627)	(2,432,627)	(2,432,687)
Net realized gain (loss) on United States Treasury Obligations and Futures			1,310	1,310			53,302,356	53,302,356	53,303,666
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(1,077)	(1,077)			(43,830,288)	(43,830,288)	(43,831,365)

Net Income (Loss)			173	173			7,039,441	7,039,441	7,039,614

Balance at December 31, 2011	40	$1,000	$1,181	$2,181	8,400,000	$360,547,729	$97,507,956	$458,055,685	$458,057,866

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531
Sale of Shares					3,800,000	169,204,422		169,204,422	169,204,422		169,204,422
Redemption of Shares					(1,800,000)	(74,235,352)		(74,235,352)	(74,235,352)		(74,235,352)
Net Income (Loss)
Net investment income (loss)			(12)	(12)			(1,476,545)	(1,476,545)	(1,476,557)	(12)	(1,476,569)
Net realized gain (loss) on United States Treasury Obligations and Futures			539	539			68,633,707	68,633,707	68,634,246	539	68,634,785
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(90)	(90)			(11,492,612)	(11,492,612)	(11,492,702)	(90)	(11,492,792)

Net Income (Loss)			437	437			55,664,550	55,664,550	55,664,987	437	55,665,424

Redemption of non-controlling interest			—	—			—	—	—	(2,008)	(2,008)

Balance at December 31, 2010	40	$1,000	$1,008	$2,008	6,600,000	$240,826,494	$90,468,515	$331,295,009	$331,297,017	$—	$331,297,017

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$287	$1,287	2,600,000	$74,428,574	$9,231,973	$83,660,547	$83,661,834	$1,287	$83,663,121
Sale of Shares					2,800,000	99,334,292		99,334,292	99,334,292		99,334,292
Redemption of Shares					(800,000)	(27,905,442)		(27,905,442)	(27,905,442)		(27,905,442)
Net Income (Loss)
Net investment income			(5)	(5)			(511,034)	(511,034)	(511,039)	(5)	(511,044)
Net realized loss on United States Treasury Obligations and Futures			171	171			13,916,337	13,916,337	13,916,508	171	13,916,679
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			118	118			12,166,689	12,166,689	12,166,807	118	12,166,925

Net Income (Loss)			284	284			25,571,992	25,571,992	25,572,276	284	25,572,560

Balance at December 31, 2009	40	$1,000	$571	$1,571	4,600,000	$145,857,424	$34,803,965	$180,661,389	$180,662,960	$1,571	$180,664,531

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$7,039,614	$55,665,424	$25,572,560
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,308,877,571)	(913,694,538)	(527,831,771)
Proceeds from securities sold and matured	1,156,994,521	797,996,076	395,998,003
Net accretion of discount on United States Treasury Obligations	(163,410)	(254,010)	(161,516)
Net realized (gain) loss on United States Treasury Obligations	(5,646)	205	1,171
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	43,831,365	11,492,792	(12,166,925)
Change in operating receivables and liabilities:
Payable to broker	—	(13,645,890)	13,645,890
Management fee payable	98,417	127,313	49,098
Brokerage fee payable	3,142	1,789	2,730

Net cash provided by (used for) operating activities	(101,079,568)	(62,310,839)	(104,890,760)

Cash flows from financing activities:
Proceeds from sale of Shares	281,955,677	169,204,422	99,334,292
Redemption of Shares	(162,234,442)	(74,235,352)	(27,905,442)
Redemption of non-controlling interest	—	(2,008)	—

Net cash provided by (used for) financing activities	119,721,235	94,967,062	71,428,850

Net change in cash held by broker	18,641,667	32,656,223	(33,461,910)
Cash held by broker at beginning of period	32,656,223	—	33,461,910

Cash held by broker at end of period	$51,297,890	$32,656,223	$—

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Notes to Financial Statements

December 31, 2011

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

(2) Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Gold Excess Return™ (the “DBIQ-OY GC ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $458,370,973 (or 100%) and $331,508,565 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation on futures contracts on deposit with its Commodity Broker. Of this, $33,839,775 (or 7.38%) and $14,118,300 (or 4.26%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $2,545,670, of which $305,020 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,649,412, of which $206,603 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $644,500.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $50,427, of which $8,087 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $81,167, of which $4,945 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $28,060.

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 was $33,839,775 and $14,118,300, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $51,297,890, of which $33,417,170 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $32,656,223. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $33,417,170 and a net unrealized appreciation position $10,398,620, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c). Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$440,490,253	$288,453,722
Commodity Futures Contracts (Level 1)	$(33,417,170)	$10,398,620

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	5,000,000	$281,955,677	3,800,000	$169,204,422	2,800,000	$99,334,292
Shares Redeemed	(3,200,000)	(162,234,442)	(1,800,000)	(74,235,352)	(800,000)	(27,905,442)

Net Increase/(Decrease)	1,800,000	$119,721,235	2,000,000	$94,969,070	2,000,000	$71,428,850

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

PowerShares DB Gold Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$50.20	$39.27	$32.18

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.73	11.23	7.23
Net investment income (loss)	(0.40)	(0.30)	(0.14)

Net income	4.33	10.93	7.09
Distributions of net investment income on Shares	—	—	—

Net increase	4.33	10.93	7.09

Net asset value per Share, end of period	$54.53	$50.20	$39.27

Market value per Share, beginning of period	$50.16	$39.22	$32.14

Market value per Share, end of period	$54.45	$50.16	$39.22

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.67)%	(0.40)%

Total expenses	0.76%	0.78%	0.52%

Total Return, at net asset value	8.63%	27.83%	22.03%

Total Return, at market value	8.55%	27.89%	22.03%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 34 of this Form 10-K.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $2,545,670 of which $2,240,650 had been paid at December 31, 2011. Management Fees of $305,020 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $50,427 of which $42,340 had been paid at December 31, 2011. Brokerage commissions of $8,087 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33231) on March 14, 2011 and incorporated herein by reference.

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