Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2012-03-14
CIK 1367306, 1383062

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $202,164,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 5,200,000

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (2) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity.

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

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $149,219,440 (or 100%) and $161,480,810 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,916,455 (or 6.65%) and $8,454,938 (or 5.24%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100. The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2011:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	24.36
Heating Oil	22.18
Brent Crude Oil	22.41
RBOB Gasoline	22.40
Natural Gas	8.65

Closing Level as of December 31, 2011:	100.00

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each Index Commodity.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Futures Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://dbfunds.db.com/dbe/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbe/index.aspx with respect to the composition of the Fund’s Index on the Base Date.

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

After the selection of the replacement futures contract, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2011, 2010 and 2009.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in four of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil, RBOB Gasoline and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the Regulations represent 77.5% of original base weights of the Index Commodities. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light Sweet Crude Oil	NYMEX (CL)	3,000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined

Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined

RBOB Gasoline	NYMEX (CL)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

[1]	Legend:

“NYMEX” means the New York Mercantile Exchange, or its successor.

[2]	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain Index Contracts, the Fund may commence investing in other Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with futures contracts that comprise the Index. In addition, the Fund is not able to replicate exactly the changes in the level of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	25.11%
Average rolling 3 month daily volatility	23.47%
Monthly return volatility	25.45%
Average annual volatility	24.54%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1990**	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008	36.57%
2009	31.28%
2010	18.84%
2011	21.12%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$31.45	$26.56
June 30, 2011	$33.45	$28.36
September 30, 2011	$31.09	$25.71
December 31, 2011	$29.05	$25.28

Quarter ended	High	Low
March 31, 2010	$27.12	$23.60
June 30, 2010	$27.65	$22.13
September 30, 2010	$25.04	$21.94
December 31, 2010	$26.88	$23.79

Holders

As of December 31, 2011, the Fund had 14,820 holders of record of its Shares.

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

(b) Non-applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	4,400,000	$29.55
Year Ended December 31, 2010	10,800,000	$23.47
Year Ended December 31, 2009	2,400,000	$24.55

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$118,594	$303,137	$223,500	$1,519,113	$1,600,537
Net investment income (loss)	$(1,330,682)	$(1,921,607)	$(1,381,840)	$785,588	$1,319,472
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$5,330,422	$(10,234,528)	$46,783,554	$(31,936,336)	$13,324,952
Net Income (Loss)	$3,999,740	$(12,156,135)	$45,401,714	$(31,150,748)	$14,644,424
Net Income (Loss) per Share	$0.72	$0.89	$5.17	$(13.89)	$11.07
Distribution per Share	$—	$—	$—	$0.44	$0.90
Net increase (decrease) in cash	$(7,758,457)	$(7,581,716)	$(21,765,067)	$36,714,100	$10,999,940

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$149,219,440	$161,480,810	$327,999,666	$37,528,281	$49,265,382
Shares NAV	$27.62	$26.90	$26.01	$20.84	$35.17
General Shares NAV	$27.63	$26.90	$26.03	$20.83	$35.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$60,097	$37,290	$14,554	$6,653
Net investment income (loss)	$(329,836)	$(413,060)	$(324,712)	$(263,074)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$33,073,771	$(15,151,623)	$(22,283,980)	$9,692,254
Net Income/(loss)	$32,743,935	$(15,564,683)	$(22,608,692)	$9,429,180
Increase/(decrease) in Net Asset Value	$72,117,231	$(30,447,645)	$(63,506,502)	$9,582,184
Net Income (loss) per Share	$4.65	$(1.69)	$(4.02)	$1.78

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$48,377	$102,434	$98,050	$54,276
Net investment income (loss)	$(550,300)	$(536,129)	$(515,856)	$(319,322)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(1,521,253)	$(32,361,096)	$5,661,972	$17,985,849
Net Income/(loss)	$(2,071,553)	$(32,897,225)	$5,146,116	$17,666,527
Increase/(decrease) in Net Asset Value	$(7,200,765)	$14,103,837	$(88,213,422)	$(85,093,175)
Net Income (loss) per Share	$(0.16)	$(2.61)	$0.92	$2.74

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities comprising the Index. The Index Commodities are light sweet crude oil, heating oil, brent crude oil, RBOB gasoline and natural gas. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”) and the Deutsche Bank Liquid Commodity Index Optimum Yield Energy Total Return™ (the “DBLCI-OY Energy TR™”) consists of the Index plus 3 month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ and DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™ or DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009.

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
DB Light Sweet Crude Oil Indices	22.94%	11.10%	10.47%
DB Heating Oil Indices	7.01%	10.37%	9.21%
DB Brent Crude Oil Indices	8.40%	14.41%	9.59%
DB RBOB Gasoline Indices	3.50%	12.34%	11.26%
DB Natural Gas Indices	(22.33)%	2.73%	(7.10)%

AGGREGATE RETURN	6.91%	11.35%	9.62%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Period Ended December 31, 2009*
DB Light Sweet Crude Oil Indices	2.02%	3.34%	36.28%
DB Heating Oil Indices	10.06%	8.13%	15.44%
DB Brent Crude Oil Indices	10.59%	13.98%	29.09%
DB RBOB Gasoline Indices	9.96%	9.92%	51.86%
DB Natural Gas Indices	(37.60)%	(35.37)%	(44.29)%

AGGREGATE RETURN	3.43%	4.14%	25.94%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ-OY Energy ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $8.5 million, $146.7 million and $(266.6) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $722.5 million was paid to purchase United States Treasury Obligations and $706.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $972.3 million was paid to purchase United States Treasury Obligations and $1,133.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $888.4 million was paid to purchase United States Treasury Obligations and $621.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $20.5 million, increased by $2.1 million and increased by $45.3 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(16.3) million, $(154.2) million and $244.9 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $113.8 million, $99.2 million and $303.8 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

COMPARISON OF DBE, DBENV AND DBENIX FOR THE YEARS ENDED

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBAGIX reflects DBIQ Optimum Yield Energy Index ER™ from January 1, 2011 to December 31, 2011 and DBAGIX reflects DBLCI Optimum Yield Energy ER™ from January 3, 2007 to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share increased 2.75% from $26.88 per Share to $27.62 per Share. The Share price low and high for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $25.28 per Share (-5.95%) on October 3, 2011 to a high of $33.45 per Share (+24.44%) on April 29, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was 2.75%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share increased 2.68% from $26.90 per Share to $27.62 per Share. Appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for natural gas during the Year Ended December 31, 2011 contributing to an overall 3.43% increase in the level of the DBIQ-OY Energy TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was 2.68%.

Net income for the Year Ended December 31, 2011 was $4.0 million, resulting from $0.1 million of interest income, net realized gains of $25.8 million, net unrealized losses of $20.5 million and operating expenses of $1.4 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 7.43% from $25.71 per Share to $27.62 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $25.28 per Share (-1.67%) on October 3, 2011 to a high of $29.05 per Share (+12.99%) on November 8, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was 7.43%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 6.89% from $25.84 per Share to $27.62 per Share. Appreciation in the futures contract prices of light sweet crude oil, heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for natural gas during the Three Months Ended December 31, 2011, contributing to an overall 6.91% increase in the level of the DBIQ-OY Energy TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was 6.89%.

Net income for the Three Months Ended December 31, 2011 was $9.4 million, resulting from $0.01 million of interest income, net realized gains of $0.8 million, net unrealized gains of $8.9 million and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$149,219,440	1.63%	$5,729,467	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$161,480,810	1.66%	$5,381,104	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Energy Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Energy Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Energy Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $145,896,939 and $129,881,058 respectively)	$145,897,042	$129,887,420
Cash held by broker	10,610,800	18,369,257
Net unrealized appreciation (depreciation) on futures contracts	(7,288,402)	13,224,133

Deposits with broker	149,219,440	161,480,810

Total assets	$149,219,440	$161,480,810

Liabilities
Management fee payable	$89,169	$98,920
Brokerage fee payable	4,816	1,703

Total liabilities	93,985	100,623

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	105	76

Total General shares	1,105	1,076

Shares:
Paid in capital—5,400,000 and 6,000,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	130,349,590	146,604,062
Accumulated earnings (deficit)	18,774,760	14,775,049

Total Shares	149,124,350	161,379,111

Total shareholders’ equity	149,125,455	161,380,187

Total liabilities and equity	$149,219,440	$161,480,810

Net asset value per share
General shares	$27.63	$26.90
Shares	$27.62	$26.90

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	3.35%	$4,999,995	$5,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	15.36	22,899,886	22,900,000
U.S. Treasury Bills, 0.015% due January 26, 2012	12.07	17,999,874	18,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	4.02	5,999,946	6,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	6.04	8,999,892	9,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	19.45	28,999,478	29,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	8.72	12,999,675	13,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	2.68	3,999,872	4,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	3.35	4,999,825	5,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	2.01	2,999,901	3,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	20.79	30,998,698	31,000,000

Total United States Treasury Obligations (cost $145,896,939)	97.84%	$145,897,042

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (320 contracts, settlement date February 14, 2012)	(0.44)%	$(662,000)
Heating Oil (283 contracts, settlement date May 31, 2012)	(0.87)	(1,290,139)
Natural Gas (397 contracts, settlement date September 26, 2012)	(2.52)	(3,752,390)
RBOB Gasoline (328 contracts, settlement date November 30, 2012)	(0.29)	(438,123)
WTI Crude (374 contracts, settlement date June 20, 2012)	(0.77)	(1,145,750)

Net Unrealized Depreciation on Futures Contracts	(4.89)%	$(7,288,402)

Net unrealized depreciation is comprised of unrealized losses of $7,935,512 and unrealized gains of $647,110.

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

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$118,594	$303,137	$223,500

Expenses
Management Fee	1,411,300	2,147,831	1,493,885
Brokerage Commissions and Fees	37,976	76,913	111,455

Total Expenses	1,449,276	2,224,744	1,605,340

Net investment income (loss)	(1,330,682)	(1,921,607)	(1,381,840)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	4,863	(3,745)	(386)
Futures	25,844,353	(12,288,049)	1,525,821

Net realized gain (loss)	25,849,216	(12,291,794)	1,525,435

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,259)	1,891	2,570
Futures	(20,512,535)	2,055,375	45,255,549

Net change in unrealized gain (loss)	(20,518,794)	2,057,266	45,258,119

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	5,330,422	(10,234,528)	46,783,554

Net Income (Loss)	$3,999,740	$(12,156,135)	$45,401,714

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(35)	(208)

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$3,999,740	$(12,156,170)	$45,401,506

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187
Sale of Shares					3,800,000	113,783,866		113,783,866	113,783,866
Redemption of Shares					(4,400,000)	(130,038,338)		(130,038,338)	(130,038,338)
Net Income (Loss)
Net investment income (loss)			(9)	(9)			(1,330,673)	(1,330,673)	(1,330,682)
Net realized gain (loss) on United States Treasury Obligations and Futures			187	187			25,849,029	25,849,029	25,849,216
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(149)	(149)			(20,518,645)	(20,518,645)	(20,518,794)

Net Income (Loss)			29	29			3,999,711	3,999,711	3,999,740

Balance at December 31, 2011	40	$1,000	$105	$1,105	5,400,000	$130,349,590	$18,774,760	$149,124,350	$149,125,455

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712
Sale of Shares					4,200,000	99,236,102		99,236,102	99,236,102		99,236,102
Redemption of Shares					(10,800,000)	(253,482,416)		(253,482,416)	(253,482,416)		(253,482,416)
Net Income (Loss)
Net investment income (loss)			6	6			(1,921,619)	(1,921,619)	(1,921,613)	6	(1,921,607)
Net realized gain (loss) on United States Treasury Obligations and Futures			35	35			(12,291,864)	(12,291,864)	(12,291,829)	35	(12,291,794)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(6)	(6)			2,057,278	2,057,278	2,057,272	(6)	2,057,266

Net Income (Loss)			35	35			(12,156,205)	(12,156,205)	(12,156,170)	35	(12,156,135)

Redemption of non-controlling interest			—	—			—	—	—	(1,076)	(1,076)

Balance at December 31, 2010	40	$1,000	$76	$1,076	6,000,000	$146,604,062	$14,775,049	$161,379,111	$161,380,187	$—	$161,380,187

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(167)	$833	1,800,000	$55,975,304	$(18,470,044)	$37,505,260	$37,506,093	$833	$37,506,926
Sale of Shares					13,200,000	303,803,286		303,803,286	303,803,286		303,803,286
Redemption of Shares					(2,400,000)	(58,928,214)		(58,928,214)	(58,928,214)		(58,928,214)
Net Income (Loss)
Net investment income			(5)	(5)			(1,381,830)	(1,381,830)	(1,381,835)	(5)	(1,381,840)
Net realized loss on United States Treasury Obligations and Futures			(132)	(132)			1,525,699	1,525,699	1,525,567	(132)	1,525,435
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			345	345			45,257,429	45,257,429	45,257,774	345	45,258,119

Net Income (Loss)			208	208			45,401,298	45,401,298	45,401,506	208	45,401,714

Balance at December 31, 2009	40	$1,000	$41	$1,041	12,600,000	$300,850,376	$26,931,254	$327,781,630	$327,782,671	$1,041	$327,783,712

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$3,999,740	$(12,156,135)	$45,401,714
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(722,490,102)	(972,285,285)	(888,352,571)
Proceeds from securities sold and matured	706,599,320	1,133,579,793	621,597,749
Net accretion of discount on United States Treasury Obligations	(120,236)	(303,847)	(223,897)
Net realized (gain) loss on United States Treasury Obligations	(4,863)	3,745	386
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	20,518,794	(2,057,266)	(45,258,119)
Change in operating receivables and liabilities:
Management fee payable	(9,751)	(115,564)	193,158
Brokerage fee payable	3,113	233	1,441

Net cash provided by (used for) operating activities	8,496,015	146,665,674	(266,640,139)

Cash flows from financing activities:
Proceeds from sale of Shares	113,783,866	99,236,102	303,803,286
Redemption of Shares	(130,038,338)	(253,482,416)	(58,928,214)
Redemption of non-controlling interest	—	(1,076)	—

Net cash provided by (used for) financing activities	(16,254,472)	(154,247,390)	244,875,072

Net change in cash held by broker	(7,758,457)	(7,581,716)	(21,765,067)
Cash held by broker at beginning of period	18,369,257	25,950,973	47,716,040

Cash held by broker at end of period	$10,610,800	$18,369,257	$25,950,973

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Notes to Financial Statements

December 31, 2011

(1) Organization

PowerShares DB Energy Fund (the “Fund”) a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2011

contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $149,219,440 (or 100%) and $161,480,810 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,916,455 (or 6.65%) and $8,454,938 (or 5.24%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,411,300, of which $89,169 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,147,831, of which $98,920 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,493,885.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $37,976, of which $4,816 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $76,913, of which $1,703 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $111,455.

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

PowerShares DB Energy Fund

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the period previously described and all significant inter-company balances and transactions were eliminated.

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

Basis of Fair Value Measurement

PowerShares DB Energy Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $9,916,455 and $8,454,938, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $10,610,800 of which $7,288,402 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund held cash of $18,369,257. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted,

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2011

which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $7,288,402 and a net unrealized appreciation position of $13,224,133, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$145,897,042	$129,887,420
Commodity Futures Contracts (Level 1)	$(7,288,402)	$13,224,133

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

(6) Financial Instrument Risk

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2011

date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010	2009	2009
Shares Sold	3,800,000	$113,783,866	4,200,000	$99,236,102	13,200,000	$303,803,286
Shares Redeemed	(4,400,000)	(130,038,338)	(10,800,000)	(253,482,416)	(2,400,000)	(58,928,214)

Net Increase / (Decrease)	(600,000)	$(16,254,472)	(6,600,000)	$(154,246,314)	10,800,000	$244,875,072

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$26.90	$26.01	$20.84
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.93	1.05	5.34
Net investment income (loss)	(0.21)	(0.16)	(0.17)

Net income (loss)	0.72	0.89	5.17
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	0.72	0.89	5.17

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2011

Net asset value per Share, end of period	$27.62	$26.90	$26.01

Market value per Share, beginning of period	$26.88	$26.19	$20.09

Market value per Share, end of period	$27.62	$26.88	$26.19

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.67)%	(0.69)%

Total expenses	0.77%	0.78%	0.80%

Total Return, at net asset value	2.68%	3.42%	24.81%

Total Return, at market value	2.75%	2.63%	30.36%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on pages 37 of this Form 10-K.

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

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $1,411,300 of which $1,322,131 had been paid at December 31, 2011. Management Fees of $89,169 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $37,976 of which $33,160 had been paid at December 31, 2011. Brokerage commissions of $4,816 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $111,455 of which $109,985 had been paid at December 31, 2009. Brokerage commissions of $1,470 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 39 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[2]

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement[3]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333

-135422) on December 14, 2006 and incorporated herein by reference.

2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333

-163453) on January 3, 2011 and incorporated herein by reference.

3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33240) on March 14, 2011 and incorporated herein by reference.

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

Dated: March 14, 2012