Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2012-03-14
CIK 1367306, 1383084

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $582,672,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 18,000,000

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

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (each, an “Index Commodity,” collectively, the “Index Commodities”) are aluminum, zinc and copper—Grade A.

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

The Index Commodities are currently trading on the London Metals Exchange (the “LME”). The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in Alternative Futures Contracts as described above, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and the applicable commodity exchanges may impose position limits on market participants trading in the Index Commodities. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $367,181,881 (or 100%) and $512,031,119 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $39,472,382 (or 10.75%) and $37,364,735 (or 7.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2011:

Index Commodity	Fund Weight (%)
Aluminum	33.28
Zinc	32.39
Copper-Grade A	34.33

Closing Level as of December 31, 2011:	100.00

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Fund’s Index on the Base Date.

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

Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. If the Index Commodities were to change, such Index Commodities may be subject to the Regulations. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	21.16%
Average rolling 3 month daily volatility	19.75%
Monthly return volatility	21.93%
Average annual volatility	19.05%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997**	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.86%
2004	20.85%
2005	18.18%
2006	32.26%
2007	20.35%
2008	28.81%
2009	29.14%
2010	23.76%
2011	20.67%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-

Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$25.35	$23.10
June 30, 2011	$25.59	$22.49
September 30, 2011	$25.22	$18.55
December 31, 2011	$20.54	$18.07

Quarter ended	High	Low
March 31, 2010	$23.80	$18.83
June 30, 2010	$23.45	$16.91
September 30, 2010	$21.94	$17.86
December 31, 2010	$24.43	$21.27

Holders

As of December 31, 2011, the Fund had 26,436 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	11,600,000	$22.27
Year Ended December 31, 2010	17,000,000	$19.70
Year Ended December 31, 2009	3,200,000	$14.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$364,227	$429,836	$305,333	$1,493,654	$2,624,049
Net investment income (loss)	$(3,763,000)	$(2,863,648)	$(1,856,995)	$874,716	$2,176,430
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(129,862,445)	$(1,452,216)	$195,822,504	$(43,111,847)	$(18,878,024)
Net Income (Loss)	$(133,625,445)	$(4,315,864)	$193,965,509	$(42,237,131)	$(16,701,594)
Net Income (Loss) per Share	$(5.65)	$1.85	$10.58	$(9.78)	$(2.04)
Distribution per Share	$—	$—	$—	$0.28	$0.96
Net increase (decrease) in unrestricted cash	$82,267,950	$18,806,286	$(30,952,245)	$19,900,757	$11,049,488

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$367,181,881	$512,031,119	$711,886,566	$33,443,339	$48,441,765
Shares NAV	$18.72	$24.37	$22.52	$11.94	$22.00
General Shares NAV	$18.73	$24.38	$22.53	$11.93	$22.00

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$179,846	$110,589	$54,812	$18,980
Net investment income (loss)	$(943,292)	$(1,044,031)	$(1,025,043)	$(750,634)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$4,915,745	$(14,262,786)	$(121,378,311)	$862,907
Net Income/(loss)	$3,972,453	$(15,306,817)	$(122,403,354)	$112,273
Increase/(decrease) in Net Asset Value	$140,514,071	$(68,330,583)	$(162,487,162)	$(54,496,595)
Net Income (loss) per Share	$0.15	$(0.59)	$(5.12)	$(0.09)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$72,350	$126,694	$107,592	$123,200
Net investment income (loss)	$(941,408)	$(686,280)	$(539,610)	$(696,350)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(21,973,904)	$(93,049,305)	$64,192,828	$49,378,165
Net Income/(loss)	$(22,915,312)	$(93,735,585)	$63,653,218	$48,681,815
Increase/(decrease) in Net Asset Value	$(132,316,122)	$(187,482,789)	$56,354,824	$135,494,970
Net Income (loss) per Share	$(0.07)	$(4.27)	$3.69	$2.50

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodites included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The DBIQ Optimum Yield Industrial Metals Index Total Return™ (the “DBIQ-OY Industrial Metals TR™”) and the Deutsche Bank Liquid Commodity Index Industrial Metals Total Return™ (the “DBLCI Industrial Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “DBLCI-OY Industrial Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (“DBLCI-OY Industrial Metals TR™”) and the DBIQ-OY Industrial Metals TR ™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009.

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*	Three Months Ended December 31, 2009*
DB Aluminum Indices	(6.51)%	4.23%	15.57%
DB Zinc Indices	(1.82)%	10.63%	29.32%
DB Copper—Grade A Indices	8.01%	20.02%	19.56%

AGGREGATE RETURN	(0.30)%	11.44%	22.20%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
DB Aluminum Indices	(20.09)%	6.20%	32.58%
DB Zinc Indices	(26.87)%	(7.41)%	97.61%
DB Copper—Grade A Indices	(19.51)%	29.82%	133.81%

AGGREGATE RETURN	(22.15)%	8.87%	88.80%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Industrial Metals ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Industrial Metals TRTM. The only difference between (i) the Index and (ii) the DBIQ-OY Industrial Metals TRTM is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Industrial Metals TRTM does include such a component. Thus, the difference between the Index and the DBIQ-OY Industrial Metals TRTM is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Industrial Metals TRTM. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also, see Item 1A.— Risk Factors —”Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $93.4 million, $142.4 million and $(443.2) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $2,087.2 million was paid to purchase United States Treasury Obligations and $2,165.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,458.5 million was paid to purchase United States Treasury Obligations and $1,556.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $1,285.6 million was paid to purchase United States Treasury Obligations and $785.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $149.7 million, decreased by $91.0 million and increased by $177.8 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(11.2) million, $(123.6) million and $412.3 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $247.1 million, $211.3 million and $459.6 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

COMPARISON OF DBB, DBBNV AND DBBMIX FOR THE YEARS ENDED

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

See Additional Legends below

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index (each an “Index Commodity,” collectively, the “Index Commodities”) are aluminum, zinc and copper—Grade A.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBBIMIX reflects DBIQ Optimum Yield Industrial Metals Index ER™ from January 1, 2011 to December 31, 2011 and DBBIMIX reflects DBLCI Optimum Yield Industrial Metals ER™ from January 3, 2007 (commencement of investment operations) to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 23.66% from $24.43 per Share to $18.65 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.59 per Share (+4.75%) on April 8, 2011 to a low of $18.07 per Share (-26.03%) on October 20, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was -23.66%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 23.18% from $24.37 per Share to $18.72 per Share. Depreciation in futures contract prices for Aluminum, Copper and Zinc during the Year Ended December 31, 2011 contributed to an overall 22.15% decrease in the level of the DBIQ-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -23.18%.

Net loss for the Year Ended December 31, 2011 was $133.6 million, resulting from $0.4 million of interest income, net realized gains of $19.8 million, net unrealized losses of $149.7 million and operating expenses of $4.1 million.

For the Year Ended December 31, 2010, the net asset value of each Share increased 8.21% from $22.52 per Share to $24.37 per Share. Appreciation in futures contract prices for aluminum and copper during the Year Ended December 31, 2010 more than offset depreciation in futures contract prices for Zinc and contributed to an overall 8.87% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +8.21%.

Net loss for the Year Ended December 31, 2010 was $4.3 million, resulting from $0.4 million of interest income, net realized gains of $89.5 million, net unrealized losses of $90.9 million and operating expenses of $3.3 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 88.61% from $11.94 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Year Ended December 31, 2009 contributed to an overall 88.80% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was +88.61%.

Net income for the Year Ended December 31, 2009 was $194.0 million, resulting from $0.3 million of interest income, net realized gains of $18.0 million, net unrealized gains of $177.8 million and operating expenses of $2.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 0.54% from $18.55 per Share to $18.65 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $18.07 per Share (-2.59%) on October 20, 2011 to a high of $20.54 per Share (+10.73%) on October 28, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was +0.54%.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 11.55% from $21.90 per Share to $24.43 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $21.27 per Share (-2.88%) on November 23, 2010 to a high of $24.43 per Share (+11.55%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund, on a market value basis was +11.55%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 0.48% from $18.81 per Share to $18.72 per Share. Depreciation in futures contract prices for Aluminum and Zinc during the Three Months Ended December 31, 2011 more than offset appreciation in futures contract prices for Copper and contributed to an overall 0.30% decrease in the level of the DBIQ-OY Industrial Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -0.48%.

Net income for the Three Months Ended December 31, 2011 was $0.1 million, resulting from $0.02 million of interest income, net realized losses of $16.10 million, net unrealized gains of $17.00 million and operating expenses of $0.80 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 11.43% from $21.87 per Share to $24.37 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2010 contributed to an overall 11.44% increase in the level of the DBLCI-OY Industrial Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was +11.43%.

Net income for the Three Months Ended December 31, 2010 was $48.7 million, resulting from $0.1 million of interest income, net realized gains of $14.4 million, net unrealized gains of $35.0 million and operating expenses of $0.8 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 22.19% from $18.43 per Share to $22.52 per Share. Appreciation in futures contract prices for aluminum, zinc and copper during the Three Months Ended December 31, 2009 contributed to an overall 22.20% increase in the level of the DBLCI-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a net asset value basis, was +22.19%.

Net income for the Three Months Ended December 31, 2009 was $98.7 million, resulting from $0.1 million of interest income, net realized gains of $35.7 million, net unrealized gains of $63.8 million and operating expenses of $0.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$367,181,881	1.59%	$13,449,300	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$512,031,119	1.81%	$21,601,957	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Base Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Base Metals Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $357,492,816 and $434,940,130 respectively)	$357,493,476	$434,960,364
Cash held by broker	101,074,236	18,806,286
Net unrealized appreciation (depreciation) on futures contracts	(91,385,831)	58,264,469

Deposits with broker	367,181,881	512,031,119

Total assets	$367,181,881	$512,031,119

Liabilities
Management fee payable	$242,179	$290,026
Brokerage fee payable	6,027	7,149

Total liabilities	248,206	297,175

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	(251)	(25)

Total General shares	749	975

Shares:
Paid in capital - 19,600,000 and 21,000,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	372,743,224	383,918,048
Accumulated earnings (deficit)	(5,810,298)	127,814,921

Total Shares	366,932,926	511,732,969

Total shareholders’ equity	366,933,675	511,733,944

Total liabilities and equity	$367,181,881	$512,031,119

Net asset value per share
General shares	$18.73	$24.38
Shares	$18.72	$24.37

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	0.82%	$2,999,997	$3,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	6.27	22,999,931	23,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	25.48	93,499,346	93,500,000
U.S. Treasury Bills, 0.01% due February 2, 2012	18.80	68,999,379	69,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	6.81	24,999,700	25,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	0.27	999,982	1,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	13.76	50,498,738	50,500,000
U.S. Treasury Bills, 0.005% due March 8, 2012	0.82	2,999,904	3,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	7.09	25,999,090	26,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	2.32	8,499,720	8,500,000
U.S. Treasury Bills, 0.025% due March 29, 2012	14.99	54,997,689	55,000,000

Total United States Treasury Obligations (cost $357,492,816)	97.43%	$357,493,476

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Aluminum (2,425 contracts, settlement date September 17, 2012)	(7.29)%	$(26,759,388)
Copper (682 contracts, settlement date March 19, 2012)	(9.73)	(35,686,269)
Zinc (2,616 contracts, settlement date July 16, 2012)	(7.89)	(28,940,174)

Net Unrealized Depreciation on Futures Contracts	(24.91)%	$(91,385,831)

Net unrealized depreciation is comprised entirely of unrealized losses of $91,385,831.

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

PowerShares DB Base Metals Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$364,227	$429,836	$305,333

Expenses
Management Fee	4,040,391	3,242,004	2,116,853
Brokerage Commissions and Fees	86,836	51,480	45,475

Total Expenses	4,127,227	3,293,484	2,162,328

Net investment income (loss)	(3,763,000)	(2,863,648)	(1,856,995)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	10,510	2,887	(352)
Futures	19,796,919	89,528,184	18,046,450

Net realized gain (loss)	19,807,429	89,531,071	18,046,098

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(19,574)	9,213	13,268
Futures	(149,650,300)	(90,992,500)	177,763,138

Net change in unrealized gain (loss)	(149,669,874)	(90,983,287)	177,776,406

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(129,862,445)	(1,452,216)	195,822,504

Net Income (Loss)	$(133,625,445)	$(4,315,864)	$193,965,509

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(74)	(424)

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$(133,625,445)	$(4,315,938)	$193,965,085

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$(25)	$975	21,000,000	$383,918,048	$127,814,921	$511,732,969	$511,733,944
Sale of Shares					10,200,000	247,106,192		247,106,192	247,106,192
Redemption of Shares					(11,600,000)	(258,281,016)		(258,281,016)	(258,281,016)
Net Income (Loss)
Net investment income (loss)			(7)	(7)			(3,762,993)	(3,762,993)	(3,763,000)
Net realized gain (loss) on United States Treasury Obligations and Futures			34	34			19,807,395	19,807,395	19,807,429
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(253)	(253)			(149,669,621)	(149,669,621)	(149,669,874)

Net Income (Loss)			(226)	(226)			(133,625,219)	(133,625,219)	(133,625,445)

Balance at December 31, 2011	40	$1,000	$(251)	$749	19,600,000	$372,743,224	$(5,810,298)	$366,932,926	$366,933,675

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

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(523)	$477	2,800,000	$95,254,196	$(61,833,728)	$33,420,468	$33,420,945	$477	$33,421,422
Sale of Shares					28,800,000	459,641,568		459,641,568	459,641,568		459,641,568
Redemption of Shares					(3,200,000)	(47,345,438)		(47,345,438)	(47,345,438)		(47,345,438)
Net Income (Loss)
Net investment income			(5)	(5)			(1,856,985)	(1,856,985)	(1,856,990)	(5)	(1,856,995)
Net realized loss on United States Treasury Obligations and Futures			(100)	(100)			18,046,298	18,046,298	18,046,198	(100)	18,046,098
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			529	529			177,775,348	177,775,348	177,775,877	529	177,776,406

Net Income (Loss)			424	424			193,964,661	193,964,661	193,965,085	424	193,965,509

Balance at December 31, 2009	40	$1,000	$(99)	$901	28,400,000	$507,550,326	$132,130,933	$639,681,259	$639,682,160	$901	$639,683,061

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(133,625,445)	$(4,315,864)	$193,965,509
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,087,169,505)	(1,458,525,016)	(1,285,645,010)
Proceeds from securities sold and matured	2,164,996,136	1,555,975,704	784,996,900
Net accretion of discount on United States Treasury Obligations	(368,807)	(433,811)	(306,852)
Net realized (gain) loss on United States Treasury Obligations	(10,510)	(2,887)	352
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	149,669,874	90,983,287	(177,776,406)
(Increase) decrease in restricted cash	—	30,664,456	(30,664,456)
Change in operating receivables and liabilities:
Payable to broker	—	(71,824,777)	71,824,777
Management fee payable	(47,847)	(81,719)	350,413
Brokerage fee payable	(1,122)	166	6,398

Net cash provided by (used for) operating activities	93,442,774	142,439,539	(443,248,375)

Cash flows from financing activities:
Proceeds from sale of Shares	247,106,192	211,337,694	459,641,568
Redemption of Shares	(258,281,016)	(334,969,972)	(47,345,438)
Redemption of non-controlling interest	—	(975)	—

Net cash provided by (used for) financing activities	(11,174,824)	(123,633,253)	412,296,130

Net change in cash held by broker	82,267,950	18,806,286	(30,952,245)
Unrestricted cash held by broker at beginning of period	18,806,286	—	30,952,245

Unrestricted cash held by broker at end of period	$101,074,236	$18,806,286	$—

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Notes to Financial Statements

December 31, 2011

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ–Optimum Yield Industrial Metals Index Excess Return™ (the “DBIQ-OY Industrial Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the base metals sector. The commodities comprising the Index are aluminum, zinc and copper—Grade A (each an “Index Commodity”, and collectively, the “Index Commodities”). From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index. Further, in the event the Fund invests in alternative futures contracts as described below, that trade on a U.S. exchange, the Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges may impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://dbfunds.db.com/dbb/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbb/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $367,181,881 (or 100%) and $512,031,119 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $39,472,382 (or 10.75%) and $37,364,735 (or 7.30%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $4,040,391, of which $242,179 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,242,004, of which $290,026 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $2,116,853.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $86,836, of which $6,027 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $51,480, of which $7,149 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $45,475.

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

Invesco PowerShares Capital Management LLC

Under the License Agreement among Invesco PowerShares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $39,472,382 and $37,364,735, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $101,074,236, of which $91,385,831 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had cash held by the Commodity Broker of $18,806,286, all of which was unrestricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange in which cash is not accessible until the settled futures contracts expire. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $91,385,831 and a net unrealized appreciation position of $58,264,469, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$357,493,476	$434,960,364
Commodity Futures Contracts (Level 1)	$(91,385,831)	$58,264,469

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

PowerShares DB Base Metals Fund

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	10,200,000	$247,106,192	9,600,000	$211,337,694	28,800,000	$459,641,568
Shares Redeemed	(11,600,000)	(258,281,016)	(17,000,000)	(334,969,972)	(3,200,000)	(47,345,438)

Net Increase / Decrease	(1,400,000)	$(11,174,824)	(7,400,000)	$(123,632,278)	25,600,000	$412,296,130

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

No distributions were paid for the Years Ended December 31, 2011, 2010, and 2009.

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$24.37	$22.52	$11.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(5.49)	1.99	10.69
Net investment income (loss)	(0.16)	(0.14)	(0.11)

Net income (loss)	(5.65)	1.85	10.58
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(5.65)	1.85	10.58

Net asset value per Share, end of period	$18.72	$24.37	$22.52

Market value per Share, beginning of period	$24.43	$22.50	$11.91

Market value per Share, end of period	$18.65	$24.43	$22.50

Ratio to average Net Assets
Net investment income (loss)	(0.70)%	(0.66)%	(0.65)%

Total expenses	0.77%	0.76%	0.76%

Total Return, at net asset value	(23.18)%	8.21%	88.61%

Total Return, at market value	(23.66)%	8.58%	88.92%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 36 of this Form 10-K.

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

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $4,040,391 of which $3,798,212 had been paid at December 31, 2011. Management Fees of $242,179 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $86,836 of which $80,809 had been paid at December 31, 2011. Brokerage commissions of $6,027 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $45,475 of which $38,492 had been paid at December 31, 2009. Brokerage commissions of $6,983 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 38 hereof.

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

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form S-3 (SEC File No. 001-33236) on March 14, 2011 and incorporated herein by reference.

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