Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2012-03-14
CIK 1367306, 1383058

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $592,250,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 20,200,000

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

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $509,163,718 (or 97.89%) and $598,208,525 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $35,946,585 (or 7.06%) and $32,612,625 (or 5.45%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to the Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. The Index replaces the underlying futures contracts on an “optimum yield” basis. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), the Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for the Index Commodity.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://dbfunds.db.com/dbo/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbo/index.aspx with respect to the composition of the Fund’s Index on the Base Date.

The DBIQ Optimum Yield Crude Oil is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

Under the Regulations, the CFTC is required to, among other things, establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Regulations also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or future exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodity, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contract, the Fund may commence investing in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with the Index Contract. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	27.53%
Average rolling 3-month daily volatility	25.82%
Monthly return volatility	26.81%
Average annual volatility	26.64%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	26.56%
1989	28.11%
1990	40.56%
1991	29.57%
1992	16.66%
1993	17.70%
1994	20.13%
1995	17.07%
1996	31.02%
1997	21.51%
1998	27.97%
1999	27.10%
2000	32.19%
2001	29.77%
2002	25.52%
2003	26.59%
2004	30.80%
2005	26.55%
2006	22.01%
2007	21.17%
2008	41.43%
2009	33.56%
2010	20.63%
2011	25.20%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$32.26	$27.42
June 30, 2011	$34.26	$27.53
September 30, 2011	$29.67	$23.04
December 31, 2011	$29.08	$22.57

Quarter ended	High	Low
March 31, 2010	$28.70	$24.66
June 30, 2010	$29.83	$23.17
September 30, 2010	$25.91	$23.02
December 31, 2010	$28.22	$25.03

Holders

As of December 31, 2011, the Fund had 29,605 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	15,400,000	$28.53
Year Ended December 31, 2010	8,800,000	$26.47
Year Ended December 31, 2009	4,800,000	$23.62

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$346,317	$530,962	$263,905	$762,475	$1,212,509
Net investment income (loss)	$(4,226,463)	$(3,064,215)	$(977,020)	$461,877	$1,062,551
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$17,859,087	$52,182,454	$86,139,691	$(26,674,853)	$6,572,379
Net Income (Loss)	$13,632,624	$49,118,239	$85,162,671	$(26,212,976)	$7,634,930
Net Income (Loss) per Share	$0.36	$0.69	$7.23	$(14.22)	$10.90
Distribution per Share	$—	$—	$—	$0.12	$1.28
Net increase (decrease) in cash	$(17,668,955)	$16,601,817	$(13,011,847)	$26,607,083	$1,536,904

	$16,601,817,1	$16,601,817,1	$16,601,817,1	$16,601,817,1	$16,601,817,1
	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$520,163,651	$598,208,525	$357,787,205	$89,225,090	$34,631,964
Shares NAV	$28.56	$28.20	$27.51	$20.28	$34.62
General Shares NAV	$28.55	$28.20	$27.50	$20.28	$34.63

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$169,105	$110,276	$46,948	$19,988
Net investment income (loss)	$(1,013,103)	$(1,077,204)	$(1,081,388)	$(1,054,768)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$87,123,599	$(67,947,446)	$(121,926,499)	$120,609,433
Net Income/(loss)	$86,110,496	$(69,024,650)	$(123,007,887)	$119,554,665
Increase/(decrease) in Net Asset Value	$80,396,854	$(82,943,938)	$(57,525,363)	$(29,352,231)
Net Income (loss) per Share	$4.10	$(3.40)	$(5.72)	$5.38

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$52,363	$124,245	$181,287	$173,067
Net investment income (loss)	$(596,213)	$(709,584)	$(832,360)	$(926,058)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$12,311,754	$(63,937,488)	$38,029,777	$65,778,411
Net Income/(loss)	$11,715,541	$(64,647,072)	$37,197,417	$64,852,353
Increase/(decrease) in Net Asset Value	$(18,095,835)	$157,479,632	$71,812,143	$28,980,401
Net Income (loss) per Share	$0.79	$(4.40)	$1.49	$2.81

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ and DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™ or the DBLCI-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*	Three Months Ended December 31, 2009*
DB Light Sweet Crude Oil (WTI) Indices	22.94%	11.10%	10.47%

AGGREGATE RETURN	22.94%	11.10%	10.47%

	22.94	22.94	22.94
	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
DB Light Sweet Crude Oil (WTI) Indices	2.02%	3.34%	36.28%

AGGREGATE RETURN	2.02%	3.34%	36.28%

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

*	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY CL ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $74.0 million, $(174.5) million and $(196.3) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $2,315.7 million was paid to purchase United States Treasury Obligations and $2,300.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,846.4 million was paid to purchase United States Treasury Obligations and $1,684.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $950.7 million was paid to purchase United States Treasury Obligations and $700.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $87.5 million and increased by $60.9 million and $30.6 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(91.6) million, $191.1 million and $183.3 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $336.3 million, $424.0 million and $296.6 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBOLIX reflects DBIQ OY Crude Oil Index ER™ from January 1, 2011 to December 31, 2011, and DBAGIX reflects DBLCI OY Crude Oil ER™ from January 3, 2007 (commencement of investment operations) to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share increased 1.24% from $28.22 per Share to $28.57 per Share. The Share price low and high for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $22.57 per Share (-20.02%) on October 3, 2011 to a high of $34.26 per Share (+21.40%) on April 8, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was 1.24%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share increased 1.28% from $28.20 per Share to $28.56 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Year Ended December 31, 2011 contributed to an overall 2.02% increase in the level of the DBIQ-OY CL TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was 1.28%.

Net income for the Year Ended December 31, 2011 was $13.6 million, resulting from $0.3 million of interest income, net realized gains of $105.3 million, net unrealized losses of $87.4 million and operating expenses of $4.6 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 24.00% from $23.04 per Share to $28.57 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $22.57 per Share (-2.04%) on October 3, 2011 to a high of $29.08 per Share (+26.22%) on December 27, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was 24.00%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 23.21% from $23.18 per Share to $28.56 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2011 contributed to an overall 22.94% increase in the level of the DBIQ-OY CL TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was 23.21%.

Net income for the Three Months Ended December 31, 2011 was $119.6 million, resulting from $0.1 million of interest income, net realized losses of $14.0 million, net unrealized gains of $134.6 million and operating expenses of $1.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

	$520,163,651	$520,163,651	$520,163,651	$520,163,651
Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$ 520,163,651	1.95%	$23,878,432	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

	$520,163,651	$520,163,651	$520,163,651	$520,163,651
Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$598,208,525	1.57%	$21,845,028	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Oil Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Oil Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Oil Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $494,991,406 and $478,916,966 respectively)	$494,990,376	$478,936,008
Cash held by broker	14,067,002	31,735,957
Net unrealized appreciation (depreciation) on futures contracts	106,340	87,536,560

Deposits with broker	509,163,718	598,208,525

Receivable for securities sold	10,999,933	—

Total assets	$520,163,651	$598,208,525

Liabilities
Payable for shares redeemed	$11,424,524	$—
Management fee payable	338,111	381,105
Brokerage fee payable	8,620	10,346

Total liabilities	11,771,255	391,451

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	142	128

Total General shares	1,142	1,128

Shares:
Paid in capital - 17,800,000 and 21,200,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	380,488,092	483,545,394
Accumulated earnings (deficit)	127,903,162	114,270,552

Total Shares	508,391,254	597,815,946

Total shareholders’ equity	508,392,396	597,817,074

Total liabilities and equity	$520,163,651	$598,208,525

Net asset value per share
General shares	$28.55	$28.20
Shares	$28.56	$28.20

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	4.33%	$21,999,978	$22,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	1.08	5,499,973	5,500,000
U.S. Treasury Bills, 0.015% due January 26, 2012	0.79	3,999,972	4,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	0.98	4,999,955	5,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	20.85	105,998,728	106,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	44.26	224,995,950	225,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	8.65	43,998,900	44,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	3.74	18,999,392	19,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	6.29	31,998,880	32,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	0.29	1,499,951	1,500,000
U.S. Treasury Bills, 0.025% due March 29, 2012	6.10	30,998,697	31,000,000

Total United States Treasury Obligations (cost $494,991,406)	97.36%	$494,990,376

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
WTI Crude (5,221 contracts, settlement date June 20, 2012)	0.02%	$106,340

Net Unrealized Appreciation on Futures Contracts	0.02%	$106,340

Net unrealized appreciation is comprised of unrealized gains of $13,957,510 and unrealized losses of $13,851,170.

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

PowerShares DB Oil Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$346,317	$530,962	$263,905

Expenses
Management Fee	4,481,904	3,469,732	1,152,708
Brokerage Commissions and Fees	90,876	125,445	88,217

Total Expenses	4,572,780	3,595,177	1,240,925

Net investment income (loss)	(4,226,463)	(3,064,215)	(977,020)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	11,229	1,574	736
Futures	105,298,150	(8,698,610)	55,573,490

Net realized gain (loss)	105,309,379	(8,697,036)	55,574,226

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(20,072)	14,970	10,345
Futures	(87,430,220)	60,864,520	30,555,120

Net change in unrealized gain (loss)	(87,450,292)	60,879,490	30,565,465

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	17,859,087	52,182,454	86,139,691

Net Income (Loss)	$13,632,624	$49,118,239	$85,162,671

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(28)	(289)

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$13,632,624	$49,118,211	$85,162,382

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074
Sale of Shares					12,000,000	336,317,805		336,317,805	336,317,805
Redemption of Shares					(15,400,000)	(439,375,107)		(439,375,107)	(439,375,107)
Net Income (Loss)
Net investment income (loss)			(4)	(4)			(4,226,459)	(4,226,459)	(4,226,463)
Net realized gain (loss) on United States Treasury Obligations and Futures			108	108			105,309,271	105,309,271	105,309,379
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(90)	(90)			(87,450,202)	(87,450,202)	(87,450,292)

Net Income (Loss)			14	14			13,632,610	13,632,610	13,632,624

Balance at December 31, 2011	40	$1,000	$142	$1,142	17,800,000	$380,488,092	$127,903,162	$508,391,254	$508,392,396

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733
Sale of Shares					17,000,000	423,991,336		423,991,336	423,991,336		423,991,336
Redemption of Shares					(8,800,000)	(232,932,106)		(232,932,106)	(232,932,106)		(232,932,106)
Net Income (Loss)
Net investment income (loss)			(2)	(2)			(3,064,211)	(3,064,211)	(3,064,213)	(2)	(3,064,215)
Net realized gain (loss) on United States Treasury Obligations and Futures			(5)	(5)			(8,697,026)	(8,697,026)	(8,697,031)	(5)	(8,697,036)
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			35	35			60,879,420	60,879,420	60,879,455	35	60,879,490

Net Income (Loss)			28	28			49,118,183	49,118,183	49,118,211	28	49,118,239

Redemption of non-controlling interest			—	—			—	—	—	(1,128)	(1,128)

Balance at December 31, 2010	40	$1,000	$128	$1,128	21,200,000	$483,545,394	$114,270,552	$597,815,946	$597,817,074	$—	$597,817,074

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(189)	$811	4,400,000	$109,235,136	$(20,009,724)	$89,225,412	$89,226,223	$811	$89,227,034
Sale of Shares					13,400,000	296,621,020		296,621,020	296,621,020		296,621,020
Redemption of Shares					(4,800,000)	(113,369,992)		(113,369,992)	(113,369,992)		(113,369,992)
Net Income (Loss)
Net investment income			(4)	(4)			(977,012)	(977,012)	(977,016)	(4)	(977,020)
Net realized loss on United States Treasury Obligations and Futures			188	188			55,573,850	55,573,850	55,574,038	188	55,574,226
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			105	105			30,565,255	30,565,255	30,565,360	105	30,565,465

Net Income (Loss)			289	289			85,162,093	85,162,093	85,162,382	289	85,162,671

Balance at December 31, 2009	40	$1,000	$100	$1,100	13,000,000	$292,486,164	$65,152,369	$357,638,533	$357,639,633	$1,100	$357,640,733

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$13,632,624	$49,118,239	$85,162,671
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,315,706,366)	(1,846,381,993)	(950,705,177)
Proceeds from securities sold and matured	2,299,991,520	1,683,975,839	699,991,923
Net accretion of discount on United States Treasury Obligations	(348,365)	(532,285)	(264,507)
Net realized (gain) loss on United States Treasury Obligations	(11,229)	(1,574)	(736)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	87,450,292	(60,879,490)	(30,565,465)
Change in operating receivables and liabilities:
Receivable for securities sold	(10,999,933)	—	—
Management fee payable	(42,994)	238,445	114,775
Brokerage fee payable	(1,726)	6,534	3,641

Net cash provided by (used for) operating activities	73,963,823	(174,456,285)	(196,262,875)

Cash flows from financing activities:
Proceeds from sale of Shares	336,317,805	423,991,336	296,621,020
Payable for Shares redeemed	11,424,524	—	—
Redemption of Shares	(439,375,107)	(232,932,106)	(113,369,992)
Redemption of non-controlling interest	—	(1,128)	—

Net cash provided by (used for) financing activities	(91,632,778)	191,058,102	183,251,028

Net change in cash held by broker	(17,668,955)	16,601,817	(13,011,847)
Cash held by broker at beginning of period	31,735,957	15,134,140	28,145,987

Cash held by broker at end of period	$14,067,002	$31,735,957	$15,134,140

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Notes to Financial Statements

December 31, 2011

(1) Organization

PowerShares DB Oil Fund (the “Fund”) a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin and for investment.

The CFTC and commodity exchanges impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”).

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $509,163,718 (or 97.89%) and $598,208,525 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $35,946,585 (or 7.06%) and $32,612,625 (or 5.45%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $4,481,904, of which $338,111 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,469,732, of which $381,105 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,152,708.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $90,876, of which $8,620 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $125,445, of which $10,346 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $88,217.

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $35,946,585 and $32,612,625, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $14,067,002. As of December 31, 2010, the Fund held cash by the Commodity Broker of $31,735,957. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $106,340 and $87,536,560, respectively.

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	2011	2010
United States Treasury Obligations (Level 1)	$494,990,376	$478,936,008
Commodity Futures Contracts (Level 1)	$106,340	$87,536,560

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Shares Sold	12,000,000	$336,317,805	17,000,000	$423,991,336	13,400,000	$296,621,020
Shares Redeemed	(15,400,000)	(439,375,107)	(8,800,000)	(232,932,106)	(4,800,000)	(113,369,992)

Net Increase / (Decrease)	(3,400,000)	$(103,057,302)	8,200,000	$191,059,230	8,600,000	$183,251,028

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$28.20	$27.51	$20.28

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.56	0.86	7.33
Net investment income (loss)	(0.20)	(0.17)	(0.10)

Net income (loss)	0.36	0.69	7.23
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	0.36	0.69	7.23

Net asset value per Share, end of period	$28.56	$28.20	$27.51

Market value per Share, beginning of period	$28.22	$27.57	$19.29

Market value per Share, end of period	$28.57	$28.22	$27.57

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.66)%	(0.42)%

Total expenses	0.77%	0.77%	0.54%

Total Return, at net asset value	1.28%	2.51%	35.65%

Total Return, at market value	1.24%	2.36%	42.92%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 37 of this Form 10-K.

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

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $4,481,904 of which $4,143,793 had been paid at December 31, 2011. Management Fees of $338,111 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $90,876 of which $82,256 had been paid at December 31, 2011. Brokerage commissions of $8,620 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33242) on March 14, 2011 and incorporated herein by reference.

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

Date: March 14, 2012