Form 10-K
period 2011-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2012-03-14
CIK 1367306, 1383057

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $549,500,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 7,400,000

i

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Further, in the event the Fund invests in Alternative Futures Contracts as described above, that trade on a U.S. exchange, the CFTC and commodity exchanges may impose position limits on market participants trading in the Index Commodity. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $454,297,809 (or 97.64%) and $404,445,275 (or 100%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,518,250 (or 9.36%) and $19,391,738 (or

4.79%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

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

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2011:

Index Commodity	Fund Weight (%)
Gold	81.40
Silver	18.60

Closing Level as at December 31, 2011:	100.00

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for such Index Commodity.

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

The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in both commodities included in the Index (gold and silver, or the “Affected

Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. All of the Index Commodities are Referenced Contracts subject to the 2011 Regulations. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contracts, the Fund may commence investing in other futures contracts based on the Index Commodities and in futures contracts based on commodities other than the Index Commodities that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with the Index Contracts. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.65%
Average rolling 3-month daily volatility	15.48%
Monthly return volatility	16.97%
Average annual volatility	15.43%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988**	11.17%
1989	13.57%
1990	16.71%
1991	13.63%
1992	8.90%
1993	16.81%
1994	12.08%
1995	9.89%
1996	7.74%
1997	13.51%
1998	14.60%
1999	16.54%
2000	14.01%
2001	13.79%
2002	13.51%
2003	16.17%
2004	19.48%
2005	13.23%
2006	25.97%
2007	14.96%
2008	27.33%
2009	20.44%
2010	15.22%
2011	21.17%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$54.39	$47.03
June 30, 2011	$61.75	$54.22
September 30, 2011	$69.39	$54.31
December 31, 2011	$63.40	$53.36

Quarter ended	High	Low
March 31, 2010	$39.92	$35.82
June 30, 2010	$42.83	$38.81
September 30, 2010	$45.25	$39.44
December 31, 2010	$51.82	$45.45

Holders

As of December 31, 2011, the Fund had 37,479 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	6,600,000	$55.94
Year Ended December 31, 2010	2,800,000	$38.46
Year Ended December 31, 2009	600,000	$31.92

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report

	Year Ended				Period Ended December 31, 2007
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$263,059	$305,585	$194,798	$1,533,696	$1,098,541
Net investment income (loss)	$(3,571,953)	$(1,979,135)	$(1,009,275)	$778,922	$902,640
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(4,584,911)	$98,489,853	$28,232,317	$(12,504,308)	$6,195,266
Net Income (Loss)	$(8,156,864)	$96,510,718	$27,223,042	$(11,725,386)	$7,097,906
Net Income (Loss) per Share	$2.25	$14.19	$7.90	$(0.93)	$6.53
Distribution per Share	$—	$—	$—	$0.27	$0.60
Net increase (decrease) in cash	$18,426,435	$46,738,919	$(10,694,097)	$9,363,988	$1,328,109

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$465,297,742	$404,445,275	$273,306,954	$77,344,064	$55,698,031
Shares NAV	$54.07	$51.82	$37.63	$29.73	$30.93
General Shares NAV	$54.08	$51.83	$37.63	$29.73	$30.93

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$111,618	$69,705	$57,185	$24,551
Net investment income (loss)	$(573,128)	$(858,070)	$(1,158,446)	$(982,309)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$14,628,164	$(16,861,202)	$22,144,222	$(24,496,095)
Net Income/(loss)	$14,055,036	$(17,719,272)	$20,985,776	$(25,478,404)
Increase/(decrease) in Net Asset Value	$(65,807,144)	$212,715,842	$(41,877,328)	$(55,079,144)
Net Income (loss) per Share	$2.76	$0.53	$1.47	$(2.51)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$34,024	$77,125	$89,969	$104,467
Net investment income (loss)	$(483,175)	$(427,260)	$(450,307)	$(618,393)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$1,665,347	$26,569,160	$20,453,434	$49,801,912
Net Income/(loss)	$1,182,172	$26,141,900	$20,003,127	$49,183,519
Increase/(decrease) in Net Asset Value	$(10,811,636)	$26,579,238	$37,083,715	$87,915,916
Net Income (loss) per Share	$0.64	$4.03	$2.88	$6.64

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Under the Second Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Trust has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. The DBIQ Optimum Yield Precious Metals Index Total Return™ (the “DBIQ-OY Precious Metals TR™”) and the Deutsche Bank Liquid Commodity Index Precious Metals Total Return™ (the “DBLCI Precious Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Excess Return™ (the “DBLCI-OY Precious Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Precious Metals Total Return™ (“DBLCI-OY Precious Metals TR™”) and the DBIQ-OY Precious Metals TR ™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and December 31, 2009 and the Years Ended December 31, 2010 and December 31, 2009” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011 & Summary of the DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and December 31, 2009 and the Years Ended December 31, 2010 and December 31, 2009

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*	Three Months Ended December 31, 2009*
DB Gold Indices	(3.53)%	8.45%	8.53%
DB Silver Indices	(7.07)%	41.59%	1.05%

AGGREGATE RETURN	(4.21)%	14.90%	6.88%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
DB Gold Indices	9.48%	28.92%	22.95%
DB Silver Indices	(10.24)%	82.53%	48.75%

AGGREGATE RETURN	5.18%	38.83%	27.92%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Precious Metals ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(50.5) million, $2.5 million and $(169.6) million for the Years Ended December 31, 2011, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $1,959.8 million was paid to purchase United States Treasury Obligations and $1,856.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,066.7 million was paid to purchase United States Treasury Obligations and $991.0 million was received from sales and maturing contracts. During the

Year Ended December 31, 2009, $685.8 million was paid to purchase United States Treasury Obligations and $485.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $72.6 million and increased by $8.4 million and $5.7 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $68.9 million, $44.3 million, and $158.9 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $427.3 million, $152.0 million and $178.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

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

Remainder of page left blank intentionally.

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE YEARS ENDED

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Year Ended December 31, 2009, the Three Months Ended December 31, 2011, the Three Months Ended December 31, 2010 and the Three Months Ended December 31, 2009, DBPGIX reflects DBIQ-OY Precious Metals ER™ from January 1, 2011 to December 31, 2011 and DBAGIX reflects DBLCI-OY Precious Metals ER™ from January 3, 2007 to December 31, 2010.

DBIQ–Optimum Yield Precious Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share increased 3.98% from $51.82 per Share to $53.88 per Share. The Share price low and high for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.03 per Share (-9.24%) on January 27, 2011 to a high of $69.39 per Share (+33.91%) on August 22, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was +3.98%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share increased 4.34% from $51.82 per Share to $54.07 per Share. Appreciation in the prices of gold futures contracts during the Year Ended December 31, 2011 was partially offset by depreciation in the prices of silver futures which contributed to an overall 5.18% increase in the level of the DBIQ-OY Precious Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was 4.34%.

Net loss for the Year Ended December 31, 2011 was $8.2 million, resulting from $0.3 million of interest income, net realized gains of $68.0 million, net unrealized losses of $72.7 million and operating expenses of $3.8 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share decreased 4.60% from $56.48 per Share to $53.88 per Share. The Share price high and low for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a high of $63.40 per Share (+12.25%) on November 7, 2011 to a low of $53.36 per Share (-5.52%) on December 28, 2011. The Fund did not make a distribution to Shareholders in 2011. Therefore, the total return for the Fund, on a market value basis was -4.60%.

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 14.62% from $45.21 per Share to $51.82 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $45.45 per Share (+0.53%) on October 4, 2010 to a high of $51.82 per Share (+14.62%) on December 31, 2010. The Fund did not make a distribution to Shareholders in 2010. Therefore, the total return for the Fund, on a market value basis was +14.62%.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 6.74% from $35.29 per Share to $37.67 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $34.89 per Share (-1.13%) on October 1 and October 2, 2009 to a high of $42.05 per Share (+19.16%) on December 2, 2009. The Fund did not make a distribution to Shareholders in 2009. Therefore, the total return for the Fund, on a market value basis was +6.74%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share decreased 4.44% from $56.58 per Share to $54.07 per Share. Depreciation in the prices of gold and silver futures contracts during the Three Months Ended December 31, 2011 contributed to an overall 4.21% decrease in the level of the DBIQ-OY Precious Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -4.44%.

Net loss for the Three Months Ended December 31, 2011 was $25.5 million, resulting from $0.02 million of interest income, net realized losses of $17.0 million, net unrealized losses of $7.5 million and operating expenses of $1.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$465,297,742	1.63%	$17,393,602	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$404,445,275	1.15%	$10,870,779	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Precious Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Precious Metals Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $437,494,687 and $333,449,559 respectively)	$437,494,520	$333,464,321
Cash held by broker	65,165,354	46,738,919
Net unrealized appreciation (depreciation) on futures contracts	(48,362,065)	24,242,035

Deposits with broker	454,297,809	404,445,275

Receivable for securities sold	10,999,933	—

Total assets	$465,297,742	$404,445,275

Liabilities
Payable for share redeemed	$10,813,002	$—
Management fee payable	329,420	244,541
Brokerage fee payable	7,102	4,742

Total liabilities	11,149,524	249,283

Commitments and Contingencies (Note 9)

Equity

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	1,163	1,073

Total General shares	2,163	2,073

Shares:
Paid in capital - 8,400,000 and 7,800,000 redeemable Shares issued and outstanding as of December 31, 2011 and 2010, respectively	344,740,910	286,631,820
Accumulated earnings (deficit)	109,405,145	117,562,099

Total Shares	454,146,055	404,193,919

Total shareholders’ equity	454,148,218	404,195,992

Total liabilities and equity	$465,297,742	$404,445,275

Net asset value per share
General shares	$54.08	$51.83
Shares	$54.07	$51.82

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	5.73%	$25,999,974	$26,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	2.53	11,499,943	11,500,000
U.S. Treasury Bills, 0.015% due January 26, 2012	60.33	273,998,082	274,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	2.20	9,999,910	10,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	5.06	22,999,724	23,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	2.20	9,999,820	10,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	0.88	3,999,900	4,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	0.66	2,999,904	3,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	6.39	28,998,985	29,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	6.17	27,999,076	28,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	4.18	18,999,202	19,000,000

Total United States Treasury Obligations (cost $437,494,687)	96.33%	$437,494,520

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (2,382 contracts, settlement date February 27, 2012)	(6.29)%	$(28,566,540)
Silver (608 contracts, settlement date December 27, 2012)	(4.36)	(19,795,525)

Net Unrealized Depreciation on Futures Contracts	(10.65)%	$(48,362,065)

Net unrealized depreciation is comprised entirely of unrealized losses of $48,362,065.

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

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$263,059	$305,585	$194,798

Expenses
Management Fee	3,745,943	2,194,672	1,162,569
Brokerage Commissions and Fees	89,069	90,048	41,504

Total Expenses	3,835,012	2,284,720	1,204,073

Net investment income (loss)	(3,571,953)	(1,979,135)	(1,009,275)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	14,513	(875)	943
Futures	68,019,605	90,057,380	22,566,485

Net realized gain (loss)	68,034,118	90,056,505	22,567,428

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(14,929)	11,903	(3,921)
Futures	(72,604,100)	8,421,445	5,668,810

Net change in unrealized gain (loss)	(72,619,029)	8,433,348	5,664,889

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(4,584,911)	98,489,853	28,232,317

Net Income (Loss)	$(8,156,864)	$96,510,718	$27,223,042

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(568)	(316)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$(8,156,864)	$96,510,150	$27,222,726

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992
Sale of Shares					7,200,000	427,325,248		427,325,248	427,325,248
Redemption of Shares					(6,600,000)	(369,216,158)		(369,216,158)	(369,216,158)
Net Income (Loss)
Net investment income (loss)			(3)	(3)			(3,571,950)	(3,571,950)	(3,571,953)
Net realized gain (loss) on United States Treasury Obligations and Futures			476	476			68,033,642	68,033,642	68,034,118
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(383)	(383)			(72,618,646)	(72,618,646)	(72,619,029)

Net Income (Loss)			90	90			(8,156,954)	(8,156,954)	(8,156,864)

Balance at December 31, 2011	40	$1,000	$1,163	$2,163	8,400,000	$344,740,910	$109,405,145	$454,146,055	$454,148,218

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759
Sale of Shares					3,600,000	151,946,388		151,946,388	151,946,388		151,946,388
Redemption of Shares					(2,800,000)	(107,687,800)		(107,687,800)	(107,687,800)		(107,687,800)
Net Income (Loss)
Net investment income (loss)			(12)	(12)			(1,979,111)	(1,979,111)	(1,979,123)	(12)	(1,979,135)
Net realized gain (loss) on United States Treasury Obligations and Futures			530	530			90,055,445	90,055,445	90,055,975	530	90,056,505
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			50	50			8,433,248	8,433,248	8,433,298	50	8,433,348

Net Income (Loss)			568	568			96,509,582	96,509,582	96,510,150	568	96,510,718

Redemption of non-controlling interest			—	—			—	—	—	(2,073)	(2,073)

Balance at December 31, 2010	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992	$—	$404,195,992

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$189	$1,189	2,600,000	$83,464,734	$(6,169,893)	$77,294,841	$77,296,030	$1,189	$77,297,219
Sale of Shares					5,000,000	178,057,984		178,057,984	178,057,984		178,057,984
Redemption of Shares					(600,000)	(19,149,486)		(19,149,486)	(19,149,486)		(19,149,486)
Net Income (Loss)
Net investment income			(8)	(8)			(1,009,259)	(1,009,259)	(1,009,267)	(8)	(1,009,275)
Net realized loss on United States Treasury Obligations and Futures			192	192			22,567,044	22,567,044	22,567,236	192	22,567,428
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			132	132			5,664,625	5,664,625	5,664,757	132	5,664,889

Net Income (Loss)			316	316			27,222,410	27,222,410	27,222,726	316	27,223,042

Balance at December 31, 2009	40	$1,000	$505	$1,505	7,000,000	$242,373,232	$21,052,517	$263,425,749	$263,427,254	$1,505	$263,428,759

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(8,156,864)	$96,510,718	$27,223,042
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,959,759,293)	(1,066,655,997)	(685,795,975)
Proceeds from securities sold and matured	1,855,993,162	990,994,789	484,999,617
Net accretion of discount on United States Treasury Obligations	(264,484)	(305,721)	(194,797)
Net realized (gain) loss on United States Treasury Obligations	(14,513)	875	(943)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	72,619,029	(8,433,348)	(5,664,889)
Change in operating receivables and liabilities:
Receivable for securities sold	(10,999,933)	—	—
Payable to broker	—	(9,709,456)	9,709,456
Management fee payable	84,879	77,990	120,465
Brokerage fee payable	2,360	2,554	1,429

Net cash provided by (used for) operating activities	(50,495,657)	2,482,404	(169,602,595)

Cash flows from financing activities:
Proceeds from sale of Shares	427,325,248	151,946,388	178,057,984
Payable for Shares redeemed	10,813,002	—	—
Redemption of Shares	(369,216,158)	(107,687,800)	(19,149,486)
Redemption of non-controlling interest	—	(2,073)	—

Net cash provided by (used for) financing activities	68,922,092	44,256,515	158,908,498

Net change in cash held by broker	18,426,435	46,738,919	(10,694,097)
Cash held by broker at beginning of period	46,738,919	—	10,694,097

Cash held by broker at end of period	$65,165,354	$46,738,919	$—

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

From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Precious Metals Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. Please see http://dbfunds.db.com/dbp/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbp/index.aspx with respect to the composition of the Index on the Base Date.

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

PowerShares DB Precious Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

The Fund does not employ leverage. As of December 31, 2011 and December 31, 2010, the Fund had $454,297,809 (or 97.64%) and $404,445,275 (or 100%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,518,250 (or 9.36%) and $19,391,738 (or 4.79%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Trust, the Fund, and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $3,745,943, of which $329,420 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,194,672, of which $244,541 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $1,162,569.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $89,069, of which $7,102 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $90,048, of which $4,742 was payable at December 31, 2010. For the Year Ended December 31, 2009, the Fund incurred brokerage fees of $41,504.

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

PowerShares DB Precious Metals Fund

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

PowerShares DB Precious Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $42,518,250 and $19,391,738, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $11,000,000 notional amount of United States Treasury Obligations which was recorded as a receivable as of December 31, 2011. As a result, a receivable for securities sold is reported for $10,999,933. As of December 31, 2010, the Fund did not have an amount receivable for securities sold.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $65,165,354, of which $48,362,065 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $46,738,919. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $48,362,065 and a net unrealized appreciation position of $24,242,035, respectively.

PowerShares DB Precious Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2011, 2010 and 2009 the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$437,494,520	$333,464,321
Commodity Futures Contracts (Level 1)	$(48,362,065)	$24,242,035

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

PowerShares DB Precious Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2011, 2010 and 2009

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010	2009	2009
Shares Sold	7,200,000	$427,325,248	3,600,000	$151,946,388	5,000,000	$178,057,984
Shares Redeemed	(6,600,000)	(369,216,158)	(2,800,000)	(107,687,800)	(600,000)	(19,149,486)

Net Increase	600,000	$58,109,090	800,000	$44,258,588	4,400,000	$158,908,498

PowerShares DB Precious Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$51.82	$37.63	$29.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.66	14.48	8.12
Net investment income (loss)	(0.41)	(0.29)	(0.22)

Net income (loss)	2.25	14.19	7.90
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	2.25	14.19	7.90

Net asset value per Share, end of period	54.07	51.82	$37.63

Market value per Share, beginning of period	$51.82	$37.67	$29.76

Market value per Share, end of period	$53.88	$51.82	$37.67

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.68)%	(0.65)%

Total expenses	0.77%	0.78%	0.77%

Total Return, at net asset value	4.34%	37.71%	26.57%

Total Return, at market value	3.98%	37.56%	26.58%

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

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $3,745,943 of which $3,416,523 had been paid at December 31, 2011. Management Fees of $329,420 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $89,069 of which $81,967 had been paid at December 31, 2011. Brokerage commissions of $7,102 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[2]

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement[3]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments - December 31, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Statements of Income and Expenses - Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2009, (viii) the Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Post-Effective Amendment No. 3 to a Registration Statement on Form S-3 (SEC File No. 333-163453) on January 3, 2011 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33244) on March 14, 2011 and incorporated herein by reference.

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