Form 10-Q
period 2012-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2012-05-09
CIK 1367306, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of outstanding Shares as of March 31, 2012: 70,200,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,939,781,748 and $1,959,877,867 respectively)	$1,939,821,585	$1,959,875,160
Cash held by broker	151,832,375	210,907,413
Net unrealized appreciation (depreciation) on futures contracts	(116,656,246)	(135,420,844)

Deposits with broker	1,974,997,714	2,035,361,729

Receivable for securities sold	—	11,999,926

Total assets	$1,974,997,714	$2,047,361,655

Liabilities
Payable for shares redeemed	$—	$11,525,820
Management fee payable	1,459,693	1,523,526
Brokerage fee payable	6,437	3,761

Total liabilities	1,466,130	13,053,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	124	152

Total General shares	1,124	1,152

Shares:
Paid in capital—70,200,000 and 70,600,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,269,050,899	2,280,227,892
Accumulated earnings (deficit)	(295,520,439)	(245,920,496)

Total Shares	1,973,530,460	2,034,307,396

Total shareholders’ equity	1,973,531,584	2,034,308,548

Total liabilities and equity	$1,974,997,714	$2,047,361,655

Net asset value per share
General shares	$28.10	$28.80
Shares	$28.11	$28.81

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	27.41%	$540,998,918	$541,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	2.74	53,999,568	54,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	0.20	3,899,930	3,900,000
U.S. Treasury Bills, 0.065% due April 26, 2012	16.37	322,992,894	323,000,000
U.S. Treasury Bills, 0.05% due May 3, 2012	19.36	381,987,776	382,000,000
U.S. Treasury Bills, 0.08% due May 10, 2012	1.47	28,998,782	29,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	1.87	36,997,928	37,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	7.14	140,990,271	141,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	7.09	139,987,960	140,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	8.31	163,982,780	164,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	5.57	109,987,130	110,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	0.15	2,999,604	3,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	0.61	11,998,044	12,000,000

Total United States Treasury Obligations (cost $1,939,781,748)	98.29%	$1,939,821,585

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (8,784 contracts, settlement date May 15, 2012)	(0.31)%	$(6,154,150)
Coffee (2,698 contracts, settlement date May 18, 2012)	(1.97)	(38,833,219)
Corn (8,741 contracts, settlement date December 14, 2012)	(1.33)	(26,165,063)
Cotton (1,204 contracts, settlement date May 08, 2012)	(0.09)	(1,699,365)
Feeder Cattle (1,182 contracts, settlement date May 24, 2012)	(0.31)	(6,062,038)
Lean Hogs (4,099 contracts, settlement date June 14, 2012)	(0.56)	(10,965,420)
Lean Hogs (390 contracts, settlement date July 16, 2012)	(0.04)	(717,600)
Live Cattle (5,294 contracts, settlement date June 29, 2012)	(0.94)	(18,659,820)
Red Wheat (1,365 contracts, settlement date July 13, 2012)	0.03	637,488
Soybeans (3,053 contracts, settlement date November 14, 2012)	1.32	26,053,288
Soybeans (1,335 contracts, settlement date January 14, 2013)	0.61	11,996,675
Sugar (9,712 contracts, settlement date June 29, 2012)	0.18	3,471,328
Wheat (1,618 contracts, settlement date July 13, 2012)	(0.83)	(16,460,925)
Wheat (431 contracts, settlement date December 14, 2012)	(0.04)	(832,675)
Wheat KCB (3,503 contracts, settlement date July 13, 2012)	(1.63)	(32,264,750)

Net Unrealized Depreciation on Futures Contracts	(5.91)%	$(116,656,246)

Net unrealized depreciation is comprised of unrealized losses of $162,291,499 and unrealized gains of $45,635,253.

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

PowerShares DB Agriculture Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012, and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$130,631	$1,070,615

Expenses
Management Fee	4,318,213	7,091,062
Brokerage Commissions and Fees	356,840	1,169,788

Total Expenses	4,675,053	8,260,850

Net investment income (loss)	(4,544,422)	(7,190,235)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,519)	23,885
Futures	(63,861,172)	256,035,280

Net realized gain (loss)	(63,862,691)	256,059,165

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	42,544	180,638
Futures	18,764,598	(84,895,287)

Net change in unrealized gain (loss)	18,807,142	(84,714,649)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(45,055,549)	171,344,516

Net Income (Loss)	$(49,599,971)	$164,154,281

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$152	$1,152	70,600,000	$2,280,227,892	$(245,920,496)	$2,034,307,396	$2,034,308,548

Sale of Shares					3,200,000	92,608,128		92,608,128	92,608,128

Redemption of Shares					(3,600,000)	(103,785,121)		(103,785,121)	(103,785,121)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(4,544,419)	(4,544,419)	(4,544,422)

Net realized gain (loss) on United States Treasury Obligations and Futures			(36)	(36)			(63,862,655)	(63,862,655)	(63,862,691)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			11	11			18,807,131	18,807,131	18,807,142

Net Income (Loss)			(28)	(28)			(49,599,943)	(49,599,943)	(49,599,971)

Balance at March 31, 2012	40	$1,000	$124	$1,124	70,200,000	$2,269,050,899	$(295,520,439)	$1,973,530,460	$1,973,531,584

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

PowerShares DB Agriculture Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$(49,599,971)	$164,154,281
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,974,672,330)	(3,943,590,184)
Proceeds from securities sold and matured	1,994,897,561	2,703,878,542
Net accretion of discount on United States Treasury Obligations	(130,631)	(1,070,615)
Net realized (gain) loss on United States Treasury Obligations	1,519	(23,885)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(18,807,142)	84,714,649
Change in operating receivables and liabilities:
Receivable for securities sold	11,999,926	—
Payable for securities purchased	—	60,987,038
Payable to broker	—	(42,559,235)
Management fee payable	(63,833)	891,386
Brokerage fee payable	2,676	554,889

Net cash provided by (used for) operating activities	(36,372,225)	(972,063,134)

Cash flows from financing activities:
Proceeds from sale of Shares	92,608,128	1,506,219,118
Payable for Shares redeemed	(11,525,820)	—
Receivable for Shares issued	—	(61,590,420)
Redemption of Shares	(103,785,121)	(434,286,106)

Net cash provided by (used for) financing activities	(22,702,813)	1,010,342,592

Net change in cash held by broker	(59,075,038)	38,279,458
Cash held by broker at beginning of period	210,907,413	—

Cash held by broker at end of period	$151,832,375	$38,279,458

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2012

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

This report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively).

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $1,974,997,714 (or 100%) and $2,035,361,729 (or 99.41%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $120,992,249 (or 6.13%) and $148,081,288 (or 7.28%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $4,318,213 and $7,091,062, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $1,459,693 and $1,523,526, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $356,840 and $1,169,788, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $6,437 and $3,761, respectively.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities will need to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $120,992,249 and $148,081,288, respectively, which were restricted and held against initial margin of the open futures contracts. As of March 31, 2012, the Fund did not have an amount receivable for securities sold. As of December 31, 2011, the Fund sold $12,000,000 notional amount of United States Treasury Obligations which was unpaid. As a result, a receivable for securities sold is reported for $11,999,926.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $151,832,375, of which $116,656,246 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $210,907,413, of which $135,420,844 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $116,656,246 and $135,420,844, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2012 and 2011.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$1,939,821,585	$1,959,875,160
Commodity Futures Contracts (Level 1)	$(116,656,246)	$(135,420,844)

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	3,200,000	44,200,000	$92,608,128	$1,506,219,118
Shares Redeemed	(3,600,000)	(12,600,000)	(103,785,121)	(434,286,106)

Net Increase/(Decrease)	(400,000)	31,600,000	$(11,176,993)	$1,071,933,012

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$28.81	$32.37

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(0.64)	1.92
Net investment income (loss)	(0.06)	(0.07)

Net income (loss)	(0.70)	1.85
Net asset value per Share, end of period	$28.11	$34.22

Market value per Share, beginning of period	$28.88	$32.35

Market value per Share, end of period	$28.10	$34.23

Ratio to average Net Assets*
Net investment income (loss)	(0.90)%	(0.86)%

Total expenses	0.92%	0.98%

Total Return, at net asset value**	(2.43)%	5.72%

Total Return, at market value**	(2.70)%	5.81%

*	Percentages are annualized.
**	Percentages are not annualized.

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

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2012:

Index Commodity	Fund Weight (%)
Corn	11.95
Soybeans	15.07
Wheat	6.42
Kansas City Wheat	6.27
Sugar	13.11
Cocoa	9.86
Coffee	9.34
Cotton	2.85
Live Cattle	12.45
Feeder Cattle	4.46
Lean Hogs	8.22

Closing Level as of March 31, 2012:	100.00

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2012, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is November 2012, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2012 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is November 2012, the Delivery Month of an eligible new OY Index Commodity futures contract must be between December 2012 and October 2013. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Performance Summary

This Report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012

and the Three Months Ended March 31, 2011

	Aggregate returns for indices in the DBIQ Diversified Agriculture TR™
Underlying Index	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Corn Indices	(7.83)%	11.29%
DB Soybean Indices	12.79%	6.64%
DB Wheat Indices	(1.77)%	(3.91)%
DB Kansas City Wheat Indices	(3.40)%	6.19%
DB Sugar Indices	5.60%	(4.40)%
DB Cocoa Indices	4.16%	(3.06)%
DB Coffee Indices	(20.58)%	9.02%
DB Cotton Indices	0.41%	40.16%
DB Live Cattle Indices	(5.85)%	6.34%
DB Feeder Cattle Indices	(2.15)%	9.73%
DB Lean Hogs Indices	(5.97)%	8.11%

AGGREGATE RETURNS	(2.30)%	5.56%

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

Authorized Participants may also redeem its Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $36.4 million and $972.0 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $1,974.7 million was paid to purchase United States Treasury Obligations and $1,994.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $3,943.6 million was paid to purchase United States Treasury Obligations and $2,703.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $18.8 million and decreased by $84.7 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(22.7) million and $1,010.3 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $92.6 million and $1,506.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

MARCH 31, 2012 AND 2011

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN SEPTEMBER 2009, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD JANUARY 1989 THROUGH AUGUST 2009, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share decreased 2.70% from $28.88 per Share to $28.10 per Share. The Share price high and low for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $29.49 per Share (+2.11%) on March 1, 2012 to a low of $27.59 per Share (-4.47%) on March 29, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share decreased 2.43% from $28.81 per Share to $28.11 per Share. A decrease in futures contract prices for corn, wheat, Kansas City wheat, feeder cattle, coffee, live cattle and lean hogs was partially offset by increases in the soybean, sugar, cotton and cocoa futures contract prices of during the Three Months Ended March 31, 2012, contributing to an overall 2.30% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended March 31, 2012 was $49.6 million, resulting from $0.1 million of interest income, net realized loss of $63.9 million, net unrealized gain of $18.8 million and operating expenses of $4.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,974,997,714	0.90%	$40,591,062	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,047,361,655	1.01%	$48,220,083	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012 by Index Commodity:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	3,600,000	$28.83
Three Months Ended March 31, 2011	12,600,000	$34.47

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Agriculture Fund - March 31, 2012, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund– December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Agriculture Fund - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2011, (vii) the Unaudited Statement of Cash Flows of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ HANS EPHRAIMSON
	Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: May 9, 2012	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer