Form 10-Q
period 2012-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2012-05-14
CIK 1367306, 1383054

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

Indicate the number of outstanding Shares as of March 31, 2012: 1,400,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $60,492,373 and $71,498,899 respectively)	$60,495,281	$71,498,541
Cash held by broker	23,939,305	24,924,317
Net unrealized appreciation (depreciation) on futures contracts	(5,269,200)	(18,701,360)

Deposits with broker	79,165,386	77,721,498

Total assets	$79,165,386	$77,721,498

Liabilities
Management fee payable	$51,257	$54,825
Brokerage fee payable	7,389	7,373

Total liabilities	58,646	62,198

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,260	942

Total General shares	2,260	1,942

Shares:
Paid in capital—1,400,000 and 1,600,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	(3,790,644)	7,340,670
Accumulated earnings (deficit)	82,895,124	70,316,688

Total Shares	79,104,480	77,657,358

Total shareholders’ equity	79,106,740	77,659,300

Total liabilities and equity	$79,165,386	$77,721,498

Net asset value per share
General shares	$56.50	$48.55
Shares	$56.50	$48.54

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.1% due April 19, 2012	0.63%	$499,991	$500,000
U.S. Treasury Bills, 0.05% due May 3, 2012	3.79	2,999,904	3,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	58.15	45,996,826	46,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	8.85	6,999,181	7,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	1.26	999,868	1,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	3.79	2,999,511	3,000,000

Total United States Treasury Obligations (cost $60,492,373)	76.47%	$60,495,281

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (493 contracts, settlement date December 27, 2012)	(6.66)%	$(5,269,200)

Net Unrealized Depreciation on Futures Contracts	(6.66)%	$(5,269,200)

Net unrealized depreciation is comprised entirely of unrealized losses of $5,269,200.

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

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012, and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$5,279	$67,398

Expenses
Management Fee	153,401	443,877
Brokerage Commissions and Fees	1,081	23,673

Total Expenses	154,482	467,550

Net investment income (loss)	(149,203)	(400,152)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(89)	(76)
Futures	(707,380)	—

Net realized gain (loss)	(707,469)	(76)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,266	6,909
Futures	13,432,160	60,693,320

Net change in unrealized gain (loss)	13,435,426	60,700,229

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	12,727,957	60,700,153

Net Income (Loss)	$12,578,754	$60,300,001

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$942	$1,942	1,600,000	$7,340,670	$70,316,688	$77,657,358	$77,659,300

Redemption of Shares					(200,000)	(11,131,314)		(11,131,314)	(11,131,314)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(149,199)	(149,199)	(149,203)

Net realized gain (loss) on United States Treasury Obligations and Futures			(18)	(18)			(707,451)	(707,451)	(707,469)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			340	340			13,435,086	13,435,086	13,435,426

Net Income (Loss)			318	318			12,578,436	12,578,436	12,578,754

Balance at March 31, 2012	40	$1,000	$1,260	$2,260	1,400,000	$(3,790,644)	$82,895,124	$79,104,480	$79,106,740

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

PowerShares DB Silver Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$12,578,754	$60,300,001
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(60,487,904)	(353,413,841)
Proceeds from securities sold and matured	71,499,823	159,499,513
Net accretion of discount on United States Treasury Obligations	(5,482)	(67,452)
Net realized (gain) loss on United States Treasury Obligations	89	76
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(13,435,426)	(60,700,229)
Increase in restricted cash	—
Change in operating receivables and liabilities:
Payable to broker	—	33,384,035
Management fee payable	(3,568)	71,398
Brokerage fee payable	16	19,917

Net cash provided by (used for) operating activities	10,146,302	(160,906,582)

Cash flows from financing activities:
Proceeds from sale of Shares	—	144,590,988
Redemption of Shares	(11,131,314)	—

Net cash provided by (used for) financing activities	(11,131,314)	144,590,988

Net change in cash held by broker	(985,012)	(16,315,594)
Cash held by broker at beginning of period	24,924,317	16,315,594

Cash held by broker at end of period	$23,939,305	$—

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $79,165,386 (or 100%) and $77,721,498 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,648,800 (or 13.45%) and $14,060,925 (or 18.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $153,401 and $443,877, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $51,257 and $54,825, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $1,081 and $23,673, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $7,389 and $7,373, respectively.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $10,648,800 and $14,060,925, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $23,939,305, of which $5,269,200 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $24,924,317, of which $18,701,360 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $5,269,200 and $18,701,360, respectively.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$60,495,281	$71,498,541
Commodity Futures Contracts (Level 1)	$(5,269,200)	$(18,701,360)

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	—	2,400,000	$—	$144,590,988
Shares Redeemed	(200,000)	—	(11,131,314)	—

Net Increase/(Decrease)	(200,000)	2,400,000	$(11,131,314)	$144,590,988

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

the period. An individual investor’s return and ratios may vary based on the timing of capital transactions. Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$48.54	$54.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	8.06	11.99
Net investment income (loss)	(0.10)	(0.09)

Net income	7.96	11.90
Net asset value per Share, end of period	$56.50	$66.52

Market value per Share, beginning of period	$47.99	$54.51

Market value per Share, end of period	$56.24	$66.15

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.67)%

Total expenses	0.76%	0.78%

Total Return, at net asset value **	16.40%	21.79%

Total Return, at market value **	17.19%	21.35%

*	Percentages are annualized.
**	Percentages are not annualized.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2012, and the Delivery Month of the Index Commodity futures contract currently in such Index is November 2012, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2012 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2012, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2012 and October 2013. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Performance Summary

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2012 and 2011” below provides an overview of the changes in the closing levels of DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY SI TR
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Silver Indices	16.36%	21.81%

AGGREGATE RETURN	16.36%	21.81%

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

Authorized Participants may also redeem their Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $10.1 million and $(160.9) million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $60.5 million was paid to purchase United States Treasury Obligations and $71.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $353.4 million was paid to purchase United States Treasury Obligations and $159.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $13.4 million and $60.7 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(11.1) million and $144.6 million during the Three Months Ended March 31, 2012 and 2011, respectively. There were no sales of shares to Authorized Participants during the Three Months Ended March 31, 2012. This included $144.6 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011.

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JUNE 2006 (RENAMED OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH MAY 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITY, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 17.19% from $47.99 per Share to $56.24 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $49.83 per Share (+3.83%) on January 6, 2012 to a high of $64.42 per Share (+34.24%) on February 28, 2012.

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 21.35% from $54.51 per Share to $66.15 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $47.00 per Share (-13.78%) on January 25, 2011 to a high of $66.15 per Share (+21.35%) on March 31, 2011.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 16.40% from $48.54 per Share to $56.50 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2012 contributed to an overall 16.36% increase in the level of the DBIQ-OY SI TR™.

Net income for the Three Months Ended March 31, 2012 was $12.6 million, resulting from $0.01 million of interest income, net realized loss of $0.7 million net unrealized gain of $13.4 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$79,165,386	3.11%	$5,650,502	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$77,721,498	3.08%	$5,459,817	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of March 31, 2012 relating to the Index Commodity is as follows:

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed March 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	200,000	$55.66
Three Months Ended March 31, 2011	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition – March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of – March 31, 2012, (iii) the Schedule of Investments – December 31, 2011, (iv) the Unaudited Statements of Income and Expenses – Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2011, (vii) the Unaudited Statement of Cash Flows – Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Dated: May 14, 2012