Form 10-Q
period 2012-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2012-05-14
CIK 1367306, 1383058

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

Indicate the number of outstanding Shares as of March 31, 2012: 25,400,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $724,911,669 and $494,991,406 respectively)	$724,947,558	$494,990,376
Cash held by broker	13,495,683	14,067,002
Net unrealized appreciation (depreciation) on futures contracts	20,789,920	106,340

Deposits with broker	759,233,161	509,163,718

Receivable for securities sold	—	10,999,933

Total assets	$759,233,161	$520,163,651

Liabilities
Payable for shares redeemed	$—	$11,424,524
Management fee payable	492,886	338,111
Brokerage fee payable	3,984	8,620

Total liabilities	496,870	11,771,255

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	195	142

Total General shares	1,195	1,142

Shares:
Paid in capital—25,400,000 and 17,800,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	611,148,906	380,488,092
Accumulated earnings (deficit)	147,586,190	127,903,162

Total Shares	758,735,096	508,391,254

Total shareholders’ equity	758,736,291	508,392,396

Total liabilities and equity	$759,233,161	$520,163,651

Net asset value per share
General shares	$29.88	$28.55
Shares	$29.87	$28.56

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	2.90%	$21,999,956	$22,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	2.37	17,999,856	18,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	0.72	5,499,901	5,500,000
U.S. Treasury Bills, 0.065% due April 26, 2012	0.53	3,999,912	4,000,000
U.S. Treasury Bills, 0.05% due May 3, 2012	6.06	45,998,528	46,000,000
U.S. Treasury Bills, 0.08% due May 10, 2012	2.24	16,999,286	17,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	13.18	99,994,400	100,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	32.02	242,983,233	243,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	21.35	161,986,068	162,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	4.88	36,996,115	37,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	5.01	37,995,554	38,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	0.20	1,499,802	1,500,000
U.S. Treasury Bills, 0.085% due June 28, 2012	4.09	30,994,947	31,000,000

Total United States Treasury Obligations (cost $724,911,669)	95.55%	$724,947,558

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
WTI Crude (7,450 contracts, settlement date June 20, 2012)	2.74%	$20,789,920

Net Unrealized Appreciation on Futures Contracts	2.74%	$20,789,920

Net unrealized appreciation is comprised of unrealized gains of $27,662,070 and unrealized losses of $6,872,150.

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

PowerShares DB Oil Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$64,828	$169,105
Expenses

Management Fee	1,175,337	1,122,349
Brokerage Commissions and Fees	14,084	59,859

Total Expenses	1,189,421	1,182,208

Net investment income (loss)	(1,124,593)	(1,013,103)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	35	2,418
Futures	87,140	31,413,140

Net realized gain (loss)	87,175	31,415,558

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	36,919	33,511
Futures	20,683,580	55,674,530

Net change in unrealized gain (loss)	20,720,499	55,708,041

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	20,807,674	87,123,599

Net Income (Loss)	$19,683,081	$86,110,496

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$142	$1,142	17,800,000	$380,488,092	$127,903,162	$508,391,254	$508,392,396
Sale of Shares					7,800,000	236,593,880		236,593,880	236,593,880
Redemption of Shares					(200,000)	(5,933,066)		(5,933,066)	(5,933,066)
Net Income (Loss)
Net investment income (loss)			(3)	(3)			(1,124,590)	(1,124,590)	(1,124,593)
Net realized gain (loss) on United
States Treasury Obligations and Futures			—	—			87,175	87,175	87,175
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			56	56			20,720,443	20,720,443	20,720,499

Net Income (Loss)			53	53			19,683,028	19,683,028	19,683,081

Balance at March 31, 2012	40	$1,000	$195	$1,195	25,400,000	$611,148,906	$147,586,190	$758,735,096	$758,736,291

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

PowerShares DB Oil Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$19,683,081	$86,110,496
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(724,855,162)	(595,818,098)
Proceeds from securities sold and matured	494,999,964	532,993,750
Net accretion of discount on United States Treasury Obligations	(65,030)	(169,105)
Net realized (gain) loss on United States Treasury Obligations	(35)	(2,418)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(20,720,499)	(55,708,041)
Change in operating receivables and liabilities:
Receivable for securities sold	10,999,933	(5,999,980)
Payable to broker	—	6,027,108
Management fee payable	154,775	37,554
Brokerage fee payable	(4,636)	47,251

Net cash provided by (used for) operating activities	(219,807,609)	(32,481,483)

Cash flows from financing activities:
Proceeds from sale of Shares	236,593,880	155,152,466
Payable for Shares redeemed	(11,424,524)	6,459,168
Redemption of Shares	(5,933,066)	(160,866,108)

Net cash provided by (used for) financing activities	219,236,290	745,526

Net change in cash held by broker	(571,319)	(31,735,957)
Cash held by broker at beginning of period	14,067,002	31,735,957

Cash held by broker at end of period	$13,495,683	$—

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $759,233,161 (or 100%) and $509,163,718 (or 97.89%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $48,778,875 (or 6.42%) and $35,946,585 (or 7.06%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $1,175,337 and $1,122,349, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $492,886 and $338,111, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $14,084 and $59,859, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $3,984 and $8,620, respectively.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $48,778,875 and $35,946,585, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund sold $11 million notional amount of United States Treasury Obligations which was unpaid as of December 31, 2011. As a result, a receivable for securities sold is reported for $10,999,933.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $13,495,683. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $14,067,002. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $20,789,920 and $106,340, respectively.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$724,947,558	$494,990,376
Commodity Futures Contracts (Level 1)	$20,789,920	$106,340

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	7,800,000	5,200,000	$236,593,880	$155,152,466
Shares Redeemed	(200,000)	(5,400,000)	(5,933,066)	(160,866,108)

Net Increase/(Decrease)	7,600,000	(200,000)	$230,660,814	$(5,713,642)

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$28.56	$28.20
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.36	4.15
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	1.31	4.10
Net asset value per Share, end of period	$29.87	$32.30

Market value per Share, beginning of period	$28.57	$28.22

Market value per Share, end of period	$29.91	$32.26

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.68)%

Total expenses	0.75%	0.79%

Total Return, at net asset value **	4.59%	14.54%

Total Return, at market value **	4.69%	14.32%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY CL TR™
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Light Sweet Crude Oil (WTI) Indices	4.70%	14.55%

AGGREGATE RETURN	4.70%	14.55%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(219.8) million and $(32.5) million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $724.9 million was paid to purchase United States Treasury Obligations and $495.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $595.8 million was paid to purchase United States Treasury Obligations and $533.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $20.7 million and $55.7 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $219.2 million and $0.7 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $236.6 million and $155.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN MAY 2006 (RENAMED OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD DECEMBER 1988 THROUGH APRIL 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITY, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 4.69% from $28.57 per Share to $29.91 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $28.21 per Share (-1.26%) on February 2, 2012 to a high of $31.88 per Share (+11.59%) on February 24, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 4.59% from $28.56 per Share to $29.87 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2012 contributing to an overall 4.70% increase in the level of the DBIQ-OY CL TR™.

Net income for the Three Months Ended March 31, 2012 was $19.7 million, resulting from $0.1 million of interest income, net realized gain of $0.1 million, net unrealized gain of $20.7 million and operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$759,233,161	1.89%	$33,412,039	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$520,163,651	1.95%	$23,878,432	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	200,000	$29.67
Three Months Ended March 31, 2011	5,400,000	$29.79

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of - March 31, 2012, (iii) the Schedule of Investments– December 31, 2011, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity– Three Months Ended March 31, 2011, (vii) the Unaudited Statement of Cash Flows– Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements, tagged as blocks of text.

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

Dated: May 14, 2012