Form 10-Q
period 2012-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2012-05-14
CIK 1367306, 1383057

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

Indicate the number of outstanding Shares as of March 31, 2012: 7,200,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $409,478,565 and $437,494,687 respectively)	$409,484,240	$437,494,520
Cash held by broker	6,894,483	65,165,354
Net unrealized appreciation (depreciation) on futures contracts	4,468,855	(48,362,065)

Deposits with broker	420,847,578	454,297,809

Receivable for securities sold	—	10,999,933

Total assets	$420,847,578	$465,297,742

Liabilities
Payable for shares redeemed	$—	$10,813,002
Management fee payable	273,831	329,420
Brokerage fee payable	10,487	7,102

Total liabilities	284,318	11,149,524

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,336	1,163

Total General shares	2,336	2,163

Shares:
Paid in capital—7,200,000 and 8,400,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	276,127,486	344,740,910
Accumulated earnings (deficit)	144,433,438	109,405,145

Total Shares	420,560,924	454,146,055

Total shareholders’ equity	420,563,260	454,148,218

Total liabilities and equity	$420,847,578	$465,297,742

Net asset value per share
General shares	$58.40	$54.08
Shares	$58.41	$54.07

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	6.18%	$25,999,948	$26,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	13.32	55,999,552	56,000,000
U.S. Treasury Bills, 0.1% due April 19, 2012	2.73	11,499,793	11,500,000
U.S. Treasury Bills, 0.065% due April 26, 2012	50.41	211,995,336	212,000,000
U.S. Treasury Bills, 0.05% due May 3, 2012	2.38	9,999,680	10,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	5.47	22,998,712	23,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	2.38	9,999,310	10,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	0.95	3,999,656	4,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	0.71	2,999,685	3,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	4.52	18,997,777	19,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	3.80	15,997,888	16,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	4.52	18,996,903	19,000,000

Total United States Treasury Obligations (cost $409,478,565)	97.37%	$409,484,240

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Gold (2,026 contracts, settlement date December 27, 2012)	2.28%	$9,595,740
Silver (521 contracts, settlement date December 27, 2012)	(1.22)	(5,126,885)

Net Unrealized Appreciation on Futures Contracts	1.06%	$4,468,855

Net unrealized appreciation is comprised of unrealized gains of $9,846,640 and unrealized losses of $5,377,785.

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

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$25,463	$111,618

Expenses
Management Fee	829,305	650,075
Brokerage Commissions and Fees	31,130	34,671

Total Expenses	860,435	684,746

Net investment income (loss)	(834,972)	(573,128)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	66	2,154
Futures	(16,973,390)	4,879,750

Net realized gain (loss)	(16,973,324)	4,881,904

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	5,842	690
Futures	52,830,920	9,745,570

Net change in unrealized gain (loss)	52,836,762	9,746,260

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	35,863,438	14,628,164

Net Income (Loss)	$35,028,466	$14,055,036

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$1,163	$2,163	8,400,000	$344,740,910	$109,405,145	$454,146,055	$454,148,218

Redemption of Shares					(1,200,000)	(68,613,424)		(68,613,424)	(68,613,424)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(834,968)	(834,968)	(834,972)

Net realized gain (loss) on United States Treasury Obligations and Futures			(84)	(84)			(16,973,240)	(16,973,240)	(16,973,324)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			261	261			52,836,501	52,836,501	52,836,762

Net Income (Loss)			173	173			35,028,293	35,028,293	35,028,466

Balance at March 31, 2012	40	$1,000	$1,336	$2,336	7,200,000	$276,127,486	$144,433,438	$420,560,924	$420,563,260

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$1,073	$2,073	7,800,000	$286,631,820	$117,562,099	$404,193,919	$404,195,992

Sale of Shares					200,000	10,710,724		10,710,724	10,710,724

Redemption of Shares					(1,800,000)	(90,572,904)		(90,572,904)	(90,572,904)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(573,124)	(573,124)	(573,128)

Net realized gain (loss) on United States Treasury Obligations and Futures			38	38			4,881,866	4,881,866	4,881,904

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			76	76			9,746,184	9,746,184	9,746,260

Net Income (Loss)			110	110			14,054,926	14,054,926	14,055,036

Balance at March 31, 2011	40	$1,000	$1,183	$2,183	6,200,000	$206,769,640	$131,617,025	$338,386,665	$338,388,848

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$35,028,466	$14,055,036
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(409,456,463)	(294,400,907)
Proceeds from securities sold and matured	437,499,342	343,495,176
Net accretion of discount on United States Treasury Obligations	(26,691)	(111,618)
Net realized (gain) loss on United States Treasury Obligations	(66)	(2,154)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(52,836,762)	(9,746,260)
Change in operating receivables and liabilities:
Receivable for securities sold	10,999,933	—
Management fee payable	(55,589)	(38,677)
Brokerage fee payable	3,385	31,513

Net cash provided by (used for) operating activities	21,155,555	53,282,109

Cash flows from financing activities:
Proceeds from sale of Shares	—	10,710,724
Payable for Shares redeemed	(10,813,002)	—
Redemption of Shares	(68,613,424)	(90,572,904)

Net cash provided by (used for) financing activities	(79,426,426)	(79,862,180)

Net change in cash held by broker	(58,270,871)	(26,580,071)
Cash held by broker at beginning of period	65,165,354	46,738,919

Cash held by broker at end of period	$6,894,483	$20,158,848

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $420,847,578 (or 100%) and $454,297,809 (or 97.64%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $31,766,850 (or 7.55%) and $42,518,250 (or 9.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

PowerShares DB Precious Metals Fund

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $829,305 and $650,075, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $273,831 and $329,420, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $31,130 and $34,671, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $10,487 and $7,102, respectively.

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

PowerShares DB Precious Metals Fund

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

PowerShares DB Precious Metals Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $31,766,850 and $42,518,250, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $6,894,483. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $65,165,354, of which $48,362,065 was on deposit to satisfy the Fund’s negative margin on futures contracts. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,468,855 and a net unrealized depreciation position of $48,362,065, respectively.

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

PowerShares DB Precious Metals Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$409,484,240	$437,494,520
Commodity Futures Contracts (Level 1)	$4,468,855	$(48,362,065)

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	—	200,000	$—	$10,710,724
Shares Redeemed	(1,200,000)	(1,800,000)	(68,613,424)	(90,572,904)

Net Increase/(Decrease)	(1,200,000)	(1,600,000)	$(68,613,424)	$(79,862,180)

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2012

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$54.07	$51.82
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	4.45	2.84
Net investment income (loss)	(0.11)	(0.08)

Net income (loss)	4.34	2.76
Net asset value per Share, end of period	$58.41	$54.58

Market value per Share, beginning of period	$53.88	$51.82

Market value per Share, end of period	$58.33	$54.35

Ratio to average Net Assets*
Net investment income (loss)	(0.76)%	(0.66)%

Total expenses	0.78%	0.79%

Total Return, at net asset value **	8.03%	5.33%

Total Return, at market value **	8.26%	4.88%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2012:

Index Commodity	Fund Weight (%)
Gold	80.00
Silver	20.00

Closing Level as at March 31, 2012:	100.00

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

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012 and 2011

	Aggregate returns for indices in the DBIQ-OY Precious Metals TR™
Underlying Index	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Gold Indices	6.32%	0.98%
DB Silver Indices	16.36%	21.81%

AGGREGATE RETURN	8.19%	5.52%

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

Operating Activities

Net cash flow provided by operating activities was $21.2 million and $53.3 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $409.5 million was paid to purchase United States Treasury Obligations and $437.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $294.4 million was paid to purchase United States Treasury Obligations and $343.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $52.8 and $9.8 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $79.4 million and $79.9 million during the Three Months Ended March 31, 2012 and 2011, respectively. There were no sales of Shares to Authorized Participants during the Three Months Ended March 31, 2012. The Three Months Ended March 31, 2011 included $10.7 million from the sale of Shares to Authorized Participants.

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006 (RENAMED OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 8.26% from $53.88 per Share to $58.33 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $55.59 per Share (+3.17%) on January 9, 2012 to a high of $63.42 per Share (+17.71%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 8.03% from $54.07 per Share to $58.41 per Share. Rising prices of gold and silver futures contracts during the Three Months Ended March 31, 2012 contributing to an overall 8.19% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2012 was $35.0 million, resulting from $0.1 million of interest income, net realized loss of $17.0 million, net unrealized gain of $52.8 million and operating expenses of $0.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$420,847,578	1.67%	$16,158,839	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$465,297,742	1.63%	$17,393,602	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	1,200,000	$57.18
Three Months Ended March 31, 2011	1,800,000	$50.32

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of - March 31, 2012, (iii) the Schedule of Investments– December 31, 2011, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity– Three Months Ended March 31, 2011, (vii) the Unaudited Statement of Cash Flows– Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 14, 2012	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer