Form 10-Q
period 2012-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2012-05-14
CIK 1367306, 1383084

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

Indicate the number of outstanding Shares as of March 31, 2012: 17,400,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statement of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $338,471,722 and $357,492,816 respectively)	$338,480,321	$357,493,476
Cash held by broker	48,445,030	101,074,236
Net unrealized appreciation (depreciation) on futures contracts	(36,916,863)	(91,385,831)

Deposits with broker	350,008,488	367,181,881

Total assets	$350,008,488	$367,181,881

Liabilities
Management fee payable	$233,713	$242,179
Brokerage fee payable	3,545	6,027

Total liabilities	237,258	248,206

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(196)	(251)

Total General shares	804	749

Shares:
Paid in capital—17,400,000 and 19,600,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	328,051,148	372,743,224
Accumulated earnings (deficit)	21,719,278	(5,810,298)

Total Shares	349,770,426	366,932,926

Total shareholders’ equity	349,771,230	366,933,675

Total liabilities and equity	$350,008,488	$367,181,881

Net asset value per share
General shares	$20.10	$18.73
Shares	$20.10	$18.72

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	0.86%	$2,999,994	$3,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	11.72	40,999,672	41,000,000
U.S. Treasury Bills, 0.065% due April 26, 2012	27.87	97,497,855	97,500,000
U.S. Treasury Bills, 0.05% due May 3, 2012	19.73	68,997,792	69,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	2.29	7,999,552	8,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	2.57	8,999,379	9,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	14.44	50,495,657	50,500,000
U.S. Treasury Bills, 0.08% due June 7, 2012	0.86	2,999,685	3,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	0.57	1,999,766	2,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	0.14	499,934	500,000
U.S. Treasury Bills, 0.085% due June 28, 2012	15.72	54,991,035	55,000,000

Total United States Treasury Obligations (cost $338,471,722)	96.77%	$338,480,321

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,153 contracts, settlement date September 17, 2012)	(5.23)%	$(18,298,394)
Copper (603 contracts, settlement date March 18, 2013)	(0.33)	(1,171,075)
Zinc (2,323 contracts, settlement date July 16, 2012)	(4.99)	(17,447,394)

Net Unrealized Depreciation on Futures Contracts	(10.55)%	$(36,916,863)

Net unrealized depreciation is comprised of unrealized losses of $37,086,350 and unrealized gains of $169,487

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

PowerShares DB Base Metals Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$22,784	$179,846

Expenses
Management Fee	696,975	1,079,940
Brokerage Commissions and Fees	4,379	43,198

Total Expenses	701,354	1,123,138

Net investment income (loss)	(678,570)	(943,292)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(94)	910
Futures	(26,268,612)	59,578,844

Net realized gain (loss)	(26,268,706)	59,579,754

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,939	18,198
Futures	54,468,968	(54,682,207)

Net change in unrealized gain (loss)	54,476,907	(54,664,009)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	28,208,201	4,915,745

Net Income (Loss)	$27,529,631	$3,972,453

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$(251)	$749	19,600,000	$372,743,224	$(5,810,298)	$366,932,926	$366,933,675

Sale of Shares					600,000	12,452,330		12,452,330	12,452,330

Redemption of Shares					(2,800,000)	(57,144,406)		(57,144,406)	(57,144,406)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(678,569)	(678,569)	(678,570)

Net realized gain (loss) on United States Treasury Obligations and Futures			(53)	(53)			(26,268,653)	(26,268,653)	(26,268,706)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			109	109			54,476,798	54,476,798	54,476,907

Net Income (Loss)			55	55			27,529,576	27,529,576	27,529,631

Balance at March 31, 2012	40	$1,000	$(196)	$804	17,400,000	$328,051,148	$21,719,278	$349,770,426	$349,771,230

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

PowerShares DB Base Metals Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$27,529,631	$3,972,453
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(346,450,836)	(632,799,212)
Proceeds from securities sold and matured	365,498,771	477,998,282
Net accretion of discount on United States Treasury Obligations	(26,935)	(180,056)
Net realized (gain) loss on United States Treasury Obligations	94	(910)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(54,476,907)	54,664,009
Change in operating receivables and liabilities:
Management fee payable	(8,466)	108,524
Brokerage fee payable	(2,482)	32,101

Net cash provided by (used for) operating activities	(7,937,130)	(96,204,809)

Cash flows from financing activities:
Proceeds from sale of Shares	12,452,330	180,660,040
Redemption of Shares	(57,144,406)	(44,118,422)

Net cash provided by (used for) financing activities	(44,692,076)	136,541,618

Net change in cash held by broker	(52,629,206)	40,336,809
Unrestricted Cash held by broker at beginning of period	101,074,236	18,806,286

Unrestricted Cash held by broker at end of period	$48,445,030	$59,143,095

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

The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $350,008,488 (or 100%) and $367,181,881 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $32,680,197 (or 9.34%) and $39,472,382 (or 10.75%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

PowerShares DB Base Metals Fund

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $696,975 and $1,079,940, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $233,713 and $242,179, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $4,379 and $43,198, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $3,545 and $6,027, respectively.

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

PowerShares DB Base Metals Fund

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

PowerShares DB Base Metals Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $32,680,197 and $39,472,382, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2012, the Fund had $48,445,030 of cash held by the Commodity Broker, of which $36,916,863 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had $101,074,236 of cash held by the Commodity Broker, of which $91,385,831 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $36,916,863 and $91,385,831, respectively.

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

PowerShares DB Base Metals Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$338,480,321	$357,493,476
Commodity Futures Contracts (Level 1)	$(36,916,863)	$(91,385,831)

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

PowerShares DB Base Metals Fund

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	600,000	7,400,000	$12,452,330	$180,660,040
Shares Redeemed	(2,800,000)	(1,800,000)	(57,144,406)	(44,118,422)

Net Increase/(Decrease)	(2,200,000)	5,600,000	$(44,692,076)	$136,541,618

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

PowerShares DB Base Metals Fund

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$18.72	$24.37
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.42	0.19
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	1.38	0.15
Net asset value per Share, end of period	$20.10	$24.52

Market value per Share, beginning of period	$18.65	$24.43

Market value per Share, end of period	$20.09	$24.42

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.65)%

Total expenses	0.76%	0.78%

Total Return, at net asset value**	7.37%	0.62%

Total Return, at market value**	7.72%	(0.04)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2012:

Index Commodity	Fund Weight (%)
Aluminum	32.24
Zinc	32.34
Copper-Grade A	35.42

Closing Level as of March 31, 2011:	100.00

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

Summary of DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012 and 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TR™
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Aluminum Indices	4.06%	6.92%
DB Zinc Indices	7.23%	(4.64)%
DB Copper—Grade A Indices	10.74%	0.04%

AGGREGATE RETURN	7.38%	0.80%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(7.9) million and $(96.2) million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $346.5 million was paid to purchase United States Treasury Obligations and $365.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $632.8 million was paid to purchase United States Treasury Obligations and $478.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $54.5 million and decreased by $54.7 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(44.7) million and $136.5 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $12.5 million and $180.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH JUNE 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 7.72% from $18.65 per Share to $20.09 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $18.63 per Share (-0.11%) on January 5, 2012 to a high of $21.47 per Share (+15.12%) on January 26 and March 1, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 7.37% from $18.72 per Share to $20.10 per Share. Increases in the futures contract prices for aluminum, copper and zinc during the Three Months Ended March 31, 2012 contributed to an overall 7.38% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income for the Three Months Ended March 31, 2012 was $27.5 million, resulting from $0.02 million of interest income, net realized loss of $26.3 million and unrealized gain of $54.5 million, and operating expenses of $0.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$350,008,488	1.60%	$13,027,779	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$367,181,881	1.59%	$13,449,300	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	2,800,000	$20.41
Three Months Ended March 31, 2011	1,800,000	$24.51

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of - March 31, 2012, (iii) the Schedule of Investments– December 31, 2011, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity– Three Months Ended March 31, 2011, (vii) the Unaudited Statement of Cash Flows– Three Months Ended March 31, 2012 and 2011, (viii) Notes to Unaudited Financial Statements, tagged as blocks of text.

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