Form 10-Q
period 2012-06-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2012-08-03
CIK 1367306, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of outstanding Shares as of June 30, 2012: 65,200,000 Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,641,786,494 and $1,959,877,867 respectively)	$1,641,824,926	$1,959,875,160
Cash held by broker	76,126,022	210,907,413
Net unrealized appreciation (depreciation) on futures contracts	118,258,195	(135,420,844)

Deposits with broker	1,836,209,143	2,035,361,729

Receivable for securities sold	—	11,999,926

Total assets	$1,836,209,143	$2,047,361,655

Liabilities
Payable for shares redeemed	$—	$11,525,820
Management fee payable	1,170,202	1,523,526
Brokerage fee payable	709	3,761

Total liabilities	1,170,911	13,053,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	126	152

Total General shares	1,126	1,152

Shares:
Paid in capital—65,200,000 and 70,600,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,136,001,891	2,280,227,892
Accumulated earnings (deficit)	(300,964,785)	(245,920,496)

Total Shares	1,835,037,106	2,034,307,396

Total shareholders’ equity	1,835,038,232	2,034,308,548

Total liabilities and equity	$1,836,209,143	$2,047,361,655

Net asset value per share
General shares	$28.15	$28.80
Shares	$28.14	$28.81

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	29.48%	$540,998,377	$541,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	1.69	30,999,504	31,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	0.21	3,899,930	3,900,000
U.S. Treasury Bills, 0.06% due July 26, 2012	12.04	220,994,917	221,000,000
U.S. Treasury Bills, 0.075% due August 2, 2012	19.02	348,986,389	349,000,000
U.S. Treasury Bills, 0.09% due August 9, 2012	1.58	28,998,695	29,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	2.02	36,998,039	37,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	6.81	124,992,375	125,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	0.11	1,999,844	2,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	8.94	163,980,484	164,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	3.98	72,988,904	73,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	0.76	13,997,816	14,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	2.83	51,989,652	52,000,000

Total United States Treasury Obligations (cost $1,641,786,494)	89.47%	$1,641,824,926

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Cocoa (8,115 contracts, settlement date September 13, 2012)	0.53%	$9,642,890
Coffee (2,440 contracts, settlement date September 18, 2012)	0.59	10,873,500
Corn (8,119 contracts, settlement date December 14, 2012)	0.77	14,050,013
Cotton (1,147 contracts, settlement date December 06, 2012)	0.10	1,746,680
Feeder Cattle (1,078 contracts, settlement date August 30, 2012)	0.02	368,888
Lean Hogs (4,099 contracts, settlement date August 14, 2012)	0.26	4,808,230
Lean Hogs (55 contracts, settlement date October 12, 2012)	0.00	31,360
Live Cattle (4,797 contracts, settlement date August 31, 2012)	0.24	4,478,730
Soybeans (3,193 contracts, settlement date November 14, 2012)	2.01	36,819,013
Soybeans (884 contracts, settlement date January 14, 2013)	0.59	10,884,375
Sugar (8,440 contracts, settlement date June 28, 2013)	0.16	3,001,992
Wheat (431 contracts, settlement date December 14, 2012)	0.03	562,688
Wheat (2,641 contracts, settlement date July 12, 2013)	0.59	10,852,562
Wheat KCB (2,937 contracts, settlement date July 12, 2013)	0.55	10,137,274

Net Unrealized Appreciation on Futures Contracts	6.44%	$118,258,195

Net unrealized appreciation is comprised of unrealized gains of $118,313,954 and unrealized losses of $55,759.

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

PowerShares DB Agriculture Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$308,253	$629,638	$438,884	$1,700,253

Expenses
Management Fee	3,762,544	7,477,186	8,080,757	14,568,248
Brokerage Commissions and Fees	495,244	203,631	852,084	1,373,419

Total Expenses	4,257,788	7,680,817	8,932,841	15,941,667

Net investment income (loss)	(3,949,535)	(7,051,179)	(8,493,957)	(14,241,414)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,487	25,656	968	49,541
Futures	(236,410,332)	35,369,245	(300,271,504)	291,404,525

Net realized gain (loss)	(236,407,845)	35,394,901	(300,270,536)	291,454,066

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,405)	(156,365)	41,139	24,273
Futures	234,914,441	(266,767,687)	253,679,039	(351,662,974)

Net change in unrealized gain (loss)	234,913,036	(266,924,052)	253,720,178	(351,638,701)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1,494,809)	(231,529,151)	(46,550,358)	(60,184,635)

Net Income (Loss)	$(5,444,344)	$(238,580,330)	$(55,044,315)	$(74,426,049)

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2012	40	$1,000	$124	$1,124	70,200,000	$2,269,050,899	$(295,520,439)	$1,973,530,460	$1,973,531,584

Sale of Shares					2,200,000	61,003,354		61,003,354	61,003,354

Redemption of Shares					(7,200,000)	(194,052,362)		(194,052,362)	(194,052,362)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(3,949,534)	(3,949,534)	(3,949,535)

Net realized gain (loss) on United States Treasury Obligations and Futures			(106)	(106)			(236,407,739)	(236,407,739)	(236,407,845)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			109	109			234,912,927	234,912,927	234,913,036

Net Income (Loss)			2	2			(5,444,346)	(5,444,346)	(5,444,344)

Balance at June 30, 2012	40	$1,000	$126	$1,126	65,200,000	$2,136,001,891	$(300,964,785)	$1,835,037,106	$1,835,038,232

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

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$152	$1,152	70,600,000	$2,280,227,892	$(245,920,496)	$2,034,307,396	$2,034,308,548

Sale of Shares					5,400,000	153,611,482		153,611,482	153,611,482

Redemption of Shares					(10,800,000)	(297,837,483)		(297,837,483)	(297,837,483)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(8,493,953)	(8,493,953)	(8,493,957)

Net realized gain (loss) on United States Treasury Obligations and Futures			(142)	(142)			(300,270,394)	(300,270,394)	(300,270,536)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			120	120			253,720,058	253,720,058	253,720,178

Net Income (Loss)			(26)	(26)			(55,044,289)	(55,044,289)	(55,044,315)

Balance at June 30, 2012	40	$1,000	$126	$1,126	65,200,000	$2,136,001,891	$(300,964,785)	$1,835,037,106	$1,835,038,232

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

PowerShares DB Agriculture Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(55,044,315)	$(74,426,049)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,616,257,001)	(7,100,141,243)
Proceeds from securities sold and matured	3,934,789,526	6,473,775,090
Net accretion of discount on United States Treasury Obligations	(440,184)	(1,700,253)
Net realized (gain) loss on United States Treasury Obligations	(968)	(49,541)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(253,720,178)	351,638,701
Change in operating receivables and liabilities:
Receivable for securities sold	11,999,926	(51,999,786)
Payable to broker	—	(42,559,235)
Management fee payable	(353,324)	428,423
Brokerage fee payable	(3,052)	(5,221)

Net cash provided by (used for) operating activities	20,970,430	(445,039,114)

Cash flows from financing activities:
Proceeds from sale of Shares	153,611,482	1,682,018,790
Payable for Shares redeemed	(11,525,820)	51,488,072
Redemption of Shares	(297,837,483)	(1,248,069,576)

Net cash provided by (used for) financing activities	(155,751,821)	485,437,286

Net change in cash held by broker	(134,781,391)	40,398,172
Cash held by broker at beginning of period	210,907,413	—

Cash held by broker at end of period	$76,126,022	$40,398,172

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2012

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

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively).

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

The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $1,836,209,143 (or 100%) and $2,035,361,729 (or 99.41%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $110,768,235 (or 6.03%) and $148,081,288 (or 7.28%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

June 30, 2012

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $3,762,544 and $7,477,186, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $8,080,757 and $14,568,248, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $1,170,202 and $1,523,526, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $495,244 and $203,631, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $852,084 and $1,373,419, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $709 and $3,761, respectively.

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

June 30, 2012

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

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $110,768,235 and $148,081,288, respectively, which were restricted and held against initial margin of the open futures contracts. As of June 30, 2012, the Fund did not have an amount receivable for securities sold. As of December 31, 2011, the Fund sold $12,000,000 notional amount of United States Treasury Obligations which was unpaid. As a result, a receivable for securities sold is reported for $11,999,926.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had cash held by the Commodity Broker of $76,126,022. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $210,907,413, of which $135,420,844 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $118,258,195 and a net unrealized depreciation position of $135,420,844, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$1,641,824,926	$1,959,875,160
Commodity Futures Contracts (Level 1)	$118,258,195	$(135,420,844)

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

June 30, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	2,200,000	5,200,000	$61,003,354	$175,799,672	5,400,000	49,400,000	$153,611,482	$1,682,018,790
Shares Redeemed	(7,200,000)	(24,600,000)	(194,052,362)	(813,783,470)	(10,800,000)	(37,200,000)	(297,837,483)	(1,248,069,576)

Net Increase/ (Decrease)	(5,000,000)	(19,400,000)	$(133,049,008)	$(637,983,798)	(5,400,000)	12,200,000	$(144,226,001)	$433,949,214

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$28.11	$34.22	$28.81	$32.37

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.09	(2.15)	(0.55)	(0.23)
Net investment income (loss)	(0.06)	(0.07)	(0.12)	(0.14)

Net income (loss)	0.03	(2.22)	(0.67)	(0.37)
Net asset value per Share, end of period	$28.14	$32.00	$28.14	$32.00

Market value per Share, beginning of period	$28.10	$34.23	$28.88	$32.35

Market value per Share, end of period	$28.22	$31.74	$28.22	$31.74

Ratio to average Net Assets*
Net investment income (loss)	(0.89)%	(0.80)%	(0.89)%	(0.83)%

Total expenses	0.96%	0.88%	0.94%	0.93%

Total Return, at net asset value **	0.11%	(6.49)%	(2.33)%	(1.14)%

Total Return, at market value **	0.43%	(7.27)%	(2.29)%	(1.89)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2012:

Index Commodity	Fund Weight (%)
Corn	14.00
Soybeans	15.80
Wheat	6.63
Kansas City Wheat	6.36
Sugar	10.89
Cocoa	10.10
Coffee	8.48
Cotton	2.22
Live Cattle	12.55
Feeder Cattle	4.43
Lean Hogs	8.54

Closing Level as of June 30, 2012:	100.00

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each OY Index Commodity rolls to the futures contract which generates the best possible “implied roll yield”. The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each OY Index Commodity, respectively.

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

Performance Summary

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012

and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ DIVERSIFIED AGRICULTURE TR™
Underlying Index	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DB Corn Indices	17.52%	(0.75)%	8.31%	10.45%
DB Soybean Indices	5.16%	(7.23)%	18.60%	(1.07)%
DB Wheat Indices	3.96%	(24.46)%	2.12%	(27.41)%
DB Kansas City Wheat Indices	1.77%	(21.03)%	(1.69)%	(16.14)%
DB Sugar Indices	(16.67)%	1.65%	(12.00)%	(2.82)%
DB Cocoa Indices	2.72%	5.82%	6.99%	2.58%
DB Coffee Indices	(8.89)%	(1.67)%	(27.64)%	7.20%
DB Cotton Indices	(21.78)%	(27.93)%	(21.46)%	1.01%
DB Live Cattle Indices	1.20%	(10.07)%	(4.72)%	(4.37)%
DB Feeder Cattle Indices	(0.23)%	(3.24)%	(2.37)%	6.17%
DB Lean Hogs Indices	4.24%	(12.28)%	(1.99)%	(6.24)%

AGGREGATE RETURNS	0.35%	(6.69)%	(1.96)%	(1.50)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $21.0 million and $(445.0) million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $3,616.3 million was paid to purchase United States Treasury Obligations and $3,934.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $7,100.1 million was paid to purchase United States Treasury Obligations and $6,473.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased $253.7 million and decreased $351.6 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(155.8) million and $485.4 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $153.6 million and 1,682.0 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share increased 0.43% from $28.10 per Share to $28.22 per Share. The Share price low and high for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a low of $25.80 per Share (-8.19%) on June 1, 2012 to a high of $28.27 per Share (+0.60%) on April 2, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share increased 0.11% from $28.11 per Share to $28.14 per Share. An increase in futures contract prices for corn, wheat, soybean, Kansas City wheat, cocoa, live cattle and lean hogs was partially offset by decreases in the futures contract prices of cotton, sugar, feeder cattle and coffee during the Three Months Ended June 30, 2012, contributing to an overall 0.35% increase in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended June 30, 2012 was $5.4 million, resulting from $0.3 million of interest income, net realized loss of $236.4 million, net unrealized gain of $235.0 million and operating expenses of $4.3 million.

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 6.49% from $34.22 per Share to $32.00 per Share. A decrease in futures contract prices for corn, wheat, soybean, Kansas City wheat, feeder cattle, cotton, coffee, live cattle and lean hogs was partially offset by increases in the futures contract prices of sugar and cocoa during the Three Months Ended June 30, 2011, contributing to an overall 6.69% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended June 30, 2011 was $238.6 million, resulting from $0.6 million of interest income, net realized gain of $35.4 million, net unrealized loss of $266.9 million and operating expenses of $7.7 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 2.29% from $28.88 per Share to $28.22 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $29.49 per Share (+2.11%) on March 1, 2012, to a low of $25.80 per Share (-10.66%) on June 1, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 2.33% from $28.81 per Share to $28.14 per Share. A decrease in futures contract prices for sugar, Kansas City wheat, feeder cattle, cotton, coffee, live cattle and lean hogs was partially offset by increases in the futures contract prices of corn, wheat, soybean, and cocoa during the Six Months Ended June 30, 2012, contributing to an overall 1.96% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Six Months Ended June 30, 2012 was $55.0 million, resulting from $0.5 million of interest income, net realized loss of $300.3 million, net unrealized gain of $253.7 million and operating expenses of $8.9 million.

For the Six Months Ended June 30, 2011, the net asset value of each Share decreased 1.14% from $32.37 per Share to $32.00 per Share. A decrease in futures contract prices for wheat, soybean, sugar, Kansas City wheat, live cattle and lean hogs was partially offset by increases in the futures contract prices of corn, feeder cattle, cotton, coffee and cocoa during the Six Months Ended June 30, 2011, contributing to an overall 1.50% decrease in the level of the DBIQ Diversified Agriculture TR™ .

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

Value at risk, (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,836,209,143	0.90%	$37,333,976	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,047,361,655	1.01%	$48,220,083	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012 by Index Commodity:

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	7,200,000	$26.95
Three Months Ended June 30, 2011	24,600,000	$33.08

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Agriculture Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Agriculture Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Agriculture Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson Chief Executive Officer
Title:

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan Principal Financial Officer
Title:

Dated: August 3, 2012