Form 10-Q
period 2012-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2012-08-03
CIK 1367306, 1383055

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

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Powershares DB Gold Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $331,462,871 and $440,492,093 respectively)	$331,469,015	$440,490,253
Cash held by broker	18,345,167	51,297,890
Net unrealized appreciation (depreciation) on futures contracts	(6,379,880)	(33,417,170)

Deposits with broker	343,434,302	458,370,973

Total assets	$343,434,302	$458,370,973

Liabilities
Management fee payable	$200,462	$305,020
Brokerage fee payable	37	8,087

Total liabilities	200,499	313,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,214	1,181

Total General shares	2,214	2,181

Shares:
Paid in capital—6,200,000 and 8,400,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	238,208,949	360,547,729
Accumulated earnings (deficit)	105,022,640	97,507,956

Total Shares	343,231,589	458,055,685

Total shareholders’ equity	343,233,803	458,057,866

Total liabilities and equity	$343,434,302	$458,370,973

Net asset value per share
General shares	$55.35	$54.53
Shares	$55.36	$54.53

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	25.93%	$88,999,733	$89,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	8.45	28,999,536	29,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	0.29	999,982	1,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	3.35	11,499,736	11,500,000
U.S. Treasury Bills, 0.09% due August 9, 2012	3.50	11,999,460	12,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	0.58	1,999,894	2,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	4.08	13,998,908	14,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	7.57	25,996,906	26,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	14.57	49,992,400	50,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	11.94	40,993,604	41,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	16.31	55,988,856	56,000,000

Total United States Treasury Obligations (cost $331,462,871)	96.57%	$331,469,015

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (2,160 contracts, settlement date December 27, 2012)	(1.86)%	$(6,379,880)

Net Unrealized Depreciation on Futures Contracts	(1.86)%	$(6,379,880)

Net unrealized depreciation is comprised of unrealized losses of $6,837,230 and unrealized gains of $457,350.

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

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$67,807	$42,185	$92,966	$128,480

Expenses
Management Fee	658,765	488,095	1,437,686	1,004,062
Brokerage Commissions and Fees	1,235	415	30,377	27,933

Total Expenses	660,000	488,510	1,468,063	1,031,995

Net investment income (loss)	(592,193)	(446,325)	(1,375,097)	(903,515)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	966	679	80	4,499
Futures	(47,150)	2,153,169	(18,155,540)	5,199,120

Net realized gain (loss)	(46,184)	2,153,848	(18,155,460)	5,203,619

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,233)	(6,686)	7,984	(4,097)
Futures	(16,150,140)	8,609,420	27,037,290	5,148,950

Net change in unrealized gain (loss)	(16,159,373)	8,602,734	27,045,274	5,144,853

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(16,205,557)	10,756,582	8,889,814	10,348,472

Net Income (Loss)	$(16,797,750)	$10,310,257	$7,514,717	$9,444,957

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,000	$1,316	$2,316	7,200,000	$294,968,999	$121,820,288	$416,789,287	$416,791,603

Sale of Shares					400,000	21,680,800		21,680,800	21,680,800

Redemption of Shares					(1,400,000)	(78,440,850)		(78,440,850)	(78,440,850)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(592,191)	(592,191)	(592,193)

Net realized gain (loss) on United States Treasury Obligations and Futures			(9)	(9)			(46,175)	(46,175)	(46,184)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(91)	(91)			(16,159,282)	(16,159,282)	(16,159,373)

Net Income (Loss)			(102)	(102)			(16,797,648)	(16,797,648)	(16,797,750)

Balance at June 30, 2012	40	$1,000	$1,214	$2,214	6,200,000	$238,208,949	$105,022,640	$343,231,589	$343,233,803

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

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$1,181	$2,181	8,400,000	$360,547,729	$97,507,956	$458,055,685	$458,057,866

Sale of Shares					1,000,000	57,621,146		57,621,146	57,621,146

Redemption of Shares					(3,200,000)	(179,959,926)		(179,959,926)	(179,959,926)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(1,375,091)	(1,375,091)	(1,375,097)

Net realized gain (loss) on United States Treasury Obligations and Futures			(110)	(110)			(18,155,350)	(18,155,350)	(18,155,460)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			149	149			27,045,125	27,045,125	27,045,274

Net Income (Loss)			33	33			7,514,684	7,514,684	7,514,717

Balance at June 30, 2012	40	$1,000	$1,214	$2,214	6,200,000	$238,208,949	$105,022,640	$343,231,589	$343,233,803

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

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$7,514,717	$9,444,957
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(730,872,439)	(457,909,617)
Proceeds from securities sold and matured	839,995,060	508,994,868
Net accretion of discount on United States Treasury Obligations	(93,319)	(128,480)
Net realized (gain) loss on United States Treasury Obligations	(80)	(4,499)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(27,045,274)	(5,144,853)
Change in operating receivables and liabilities:
Management fee payable	(104,558)	(47,613)
Brokerage fee payable	(8,050)	22,311

Net cash provided by (used for) operating activities	89,386,057	55,227,074

Cash flows from financing activities:
Proceeds from sale of Shares	57,621,146	51,512,966
Redemption of Shares	(179,959,926)	(128,918,024)

Net cash provided by (used for) financing activities	(122,338,780)	(77,405,058)

Net change in cash held by broker	(32,952,723)	(22,177,984)
Cash held by broker at beginning of period	51,297,890	32,656,223

Cash held by broker at end of period	$18,345,167	$10,478,239

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

The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $343,434,302 (or 100%) and $458,370,973 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $19,683,000 (or 5.73%) and $33,839,775 (or 7.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $658,765 and $488,095, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $1,437,686 and $1,004,062, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $200,462 and $305,020, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $1,235 and $415, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $30,377 and $27,933, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $37 and $8,087, respectively.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $19,683,000 and $33,839,775, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had cash held with the Commodity Broker of $18,345,167, of which $6,379,880 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $51,297,890, of which $33,417,170 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $6,379,880 and $33,417,170, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$331,469,015	$440,490,253
Commodity Futures Contracts (Level 1)	$(6,379,880)	$(33,417,170)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	400,000	1,000,000	$21,680,800	$51,512,966	1,000,000	1,000,000	$57,621,146	$51,512,966
Shares Redeemed	(1,400,000)	(400,000)	(78,440,850)	(21,095,210)	(3,200,000)	(2,600,000)	(179,959,926)	(128,918,024)

Net Increase/ (Decrease)	(1,000,000)	600,000	$(56,760,050)	$30,417,756	(2,200,000)	(1,600,000)	$(122,338,780)	$(77,405,058)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$57.89	$50.59	$54.53	$50.20
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.44)	2.17	1.03	2.64
Net investment income (loss)	(0.09)	(0.09)	(0.20)	(0.17)

Net income (loss)	(2.53)	2.08	0.83	2.47
Net asset value per Share, end of period	$55.36	$52.67	$55.36	$52.67

Market value per Share, beginning of period	$57.78	$50.47	$54.45	$50.16

Market value per Share, end of period	$55.18	$52.54	$55.18	$52.54

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.68)%	(0.72)%	(0.68)%

Total expenses	0.75%	0.75%	0.77%	0.77%

Total Return, at net asset value **	(4.37)%	4.11%	1.52%	4.92%

Total Return, at market value **	(4.50)%	4.10%	1.34%	4.74%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The section “Summary of DBIQ-OY GC TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011” below provides an overview of the changes in the closing levels of the DBIQ-OY GC TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY GC TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012

and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DB Gold Indices	(4.14)%	4.28%	1.92%	5.30%

AGGREGATE RETURN	(4.14)%	4.28%	1.92%	5.30%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $89.4 million and $55.2 million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $730.9 million was paid to purchase United States Treasury Obligations and $840.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $457.9 million was paid to purchase United States Treasury Obligations and $509.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $27.0 million and $5.1 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(122.3) million and $(77.4) million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $57.6 million and $51.5 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 4.50% from $57.78 per Share to $55.18 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $58.11 per Share (+0.57%) on April 2, 2012 to a low of $53.20 per Share (-7.93%) on May 16, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 4.37% from $57.89 per Share to $55.36 per Share. Declining prices for gold futures contracts during the Three Months Ended June 30, 2012 contributed to an overall 4.14% decrease in the level of the DBIQ-OY GC TR™.

Net loss for the Three Months Ended June 30, 2012 was $16.8 million, resulting from interest income of $0.1 million, net realized loss of $0.1 million, net unrealized loss of $16.2 million, and operating expenses of $0.6 million.

For the Three Months Ended June 30, 2011, the net asset value of each Share increased 4.11% from $50.59 per Share to $52.67 per Share. Rising prices for gold futures contracts during the Three Months Ended June 30, 2011 contributed to an overall 4.28% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended June 30, 2011 was $10.3 million, resulting from interest income of $0.1million, net realized gain of $2.1 million, net unrealized gain of $8.6 million, and operating expenses of $0.5 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share increased 1.34% from $54.45 per Share to $55.18 per Share. The Share price low and high for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $53.20 per Share (-2.30%) on May 16, 2012 to a high of $62.07 per Share (+13.99%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share increased 1.52% from $54.53 per Share to $55.36 per Share. Rising prices for gold futures contracts during the Six Months Ended June 30, 2012 resulted in a 1.92% increase in the level of the DBIQ-OY GC TR™.

Net income for the Six Months Ended June 30, 2012 was $7.5 million, resulting interest income of $0.1 million, net realized loss of $18.2 million, net unrealized gain of $27.0 million, and operating expenses of $1.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$343,434,302	1.34%	$11,758,329	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$458,370,973	1.34%	$14,088,586	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of June 30, 2012 relating to the Index Commodity:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	1,400,000	$56.03
Three Months Ended June 30, 2011	400,000	$52.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Gold Fund — June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Gold Fund — June 30, 2012, (iii) the Schedule of Investments of PowerShares DB Gold Fund — December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Gold Fund — Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund — Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund — Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund — Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund — Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Gold Fund — Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Gold Fund.

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