Form 10-Q
period 2012-06-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2012-08-03
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of June 30, 2012: 5,800,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Powershares DB Energy Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $136,889,741 and $145,896,939 respectively)	$136,893,925	$145,897,042
Cash held by broker	26,809,726	10,610,800
Net unrealized appreciation (depreciation) on futures contracts	(17,012,621)	(7,288,402)

Deposits with broker	146,691,030	149,219,440

Total assets	$146,691,030	$149,219,440

Liabilities
Management fee payable	$88,803	$89,169
Brokerage fee payable	35	4,816

Total liabilities	88,838	93,985

Commitments and Contingencies (Note 9)

Equity
Shareholders' equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	11	105

Total General shares	1,011	1,105

Shares:
Paid in capital—5,800,000 and 5,400,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	146,664,458	130,349,590
Accumulated earnings (deficit)	(63,277)	18,774,760

Total Shares	146,601,181	149,124,350

Total shareholders' equity	146,602,192	149,125,455

Total liabilities and equity	$146,691,030	$149,219,440

Net asset value per share
General shares	$25.28	$27.63
Shares	$25.28	$27.62

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	15.01%	$21,999,934	$22,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	4.09	5,999,904	6,000,000
U.S. Treasury Bills, 0.05% due July 19, 2012	15.62	22,899,588	22,900,000
U.S. Treasury Bills, 0.06% due July 26, 2012	20.46	29,999,310	30,000,000
U.S. Treasury Bills, 0.075% due August 2, 2012	4.09	5,999,766	6,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	9.55	13,999,258	14,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	0.68	999,939	1,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	15.01	21,998,284	22,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	3.41	4,999,405	5,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	2.05	2,999,532	3,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	3.41	4,999,005	5,000,000

Total United States Treasury Obligations (cost $136,889,741)	93.38%	$136,893,925

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (355 contracts, settlement date September 13, 2012)	(5.01)%	$(7,341,200)
Heating Oil (302 contracts, settlement date March 28, 2013)	(2.79)	(4,094,693)
Natural Gas (426 contracts, settlement date September 26, 2012)	(1.38)	(2,027,850)
RBOB Gasoline (353 contracts, settlement date November 30, 2012)	(2.98)	(4,373,317)
WTI Crude (390 contracts, settlement date June 20, 2013)	0.56	824,439

Net Unrealized Depreciation on Futures Contracts	(11.60)%	$(17,012,621)

Net unrealized depreciation is comprised of unrealized losses of $18,015,221 and unrealized gains of $1,002,600.

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

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$30,578	$37,290	$42,011	$97,387

Expenses
Management Fee	323,066	439,953	657,603	814,889
Brokerage Commissions and Fees	14,423	10,397	24,304	25,394

Total Expenses	337,489	450,350	681,907	840,283

Net investment income (loss)	(306,911)	(413,060)	(639,896)	(742,896)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	912	2,482	458	3,020
Futures	(12,873,457)	17,720,080	(8,478,555)	26,059,600

Net realized gain (loss)	(12,872,545)	17,722,562	(8,478,097)	26,062,620

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(535)	(10,785)	4,081	(529)
Futures	(17,656,266)	(32,863,400)	(9,724,219)	(8,139,943)

Net change in unrealized gain (loss)	(17,656,801)	(32,874,185)	(9,720,138)	(8,140,472)

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	(30,529,346)	(15,151,623)	(18,198,235)	17,922,148

Net Income (Loss)	$(30,836,257)	$(15,564,683)	$(18,838,131)	$17,179,252

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,000	$201	$1,201	6,600,000	$167,342,752	$30,772,790	$198,115,542	$198,116,743

Sale of Shares					800,000	23,008,420		23,008,420	23,008,420

Redemption of Shares					(1,600,000)	(43,686,714)		(43,686,714)	(43,686,714)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(306,910)	(306,910)	(306,911)

Net realized gain (loss) on United States Treasury Obligations and Futures			(76)	(76)			(12,872,469)	(12,872,469)	(12,872,545)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(113)	(113)			(17,656,688)	(17,656,688)	(17,656,801)

Net Income (Loss)			(190)	(190)			(30,836,067)	(30,836,067)	(30,836,257)

Balance at June 30, 2012	40	$1,000	$11	$1,011	5,800,000	$146,664,458	$(63,277)	$146,601,181	$146,602,192

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

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$105	$1,105	5,400,000	$130,349,590	$18,774,760	$149,124,350	$149,125,455

Sale of Shares					3,400,000	100,863,764		100,863,764	100,863,764

Redemption of Shares					(3,000,000)	(84,548,896)		(84,548,896)	(84,548,896)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(639,892)	(639,892)	(639,896)

Net realized gain (loss) on United States Treasury Obligations and Futures			(41)	(41)			(8,478,056)	(8,478,056)	(8,478,097)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(49)	(49)			(9,720,089)	(9,720,089)	(9,720,138)

Net Income (Loss)			(94)	(94)			(18,838,037)	(18,838,037)	(18,838,131)

Balance at June 30, 2012	40	$1,000	$11	$1,011	5,800,000	$146,664,458	$(63,277)	$146,601,181	$146,602,192

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

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(18,838,131)	$17,179,252
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(319,747,766)	(427,709,181)
Proceeds from securities sold and matured	328,797,790	384,799,437
Net accretion of discount on United States Treasury Obligations	(42,368)	(98,988)
Net realized (gain) loss on United States Treasury Obligations	(458)	(3,020)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	9,720,138	8,140,472
Change in operating receivables and liabilities:
Receivable for securities sold	—	(5,999,967)
Management fee payable	(366)	41,663
Brokerage fee payable	(4,781)	3,836

Net cash provided by (used for) operating activities	(115,942)	(23,646,496)

Cash flows from financing activities:
Proceeds from sale of Shares	100,863,764	97,117,534
Payable for Shares redeemed	—	5,972,016
Redemption of Shares	(84,548,896)	(72,627,200)

Net cash provided by (used for) financing activities	16,314,868	30,462,350

Net change in cash held by broker	16,198,926	6,815,854
Cash held by broker at beginning of period	10,610,800	18,369,257

Cash held by broker at end of period	$26,809,726	$25,185,111

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

The Commodity Futures Trading Commission (CFTC) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $146,691,030 (or 100%) and $149,219,440 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,048,863 (or 6.17%) and $9,916,455 (or 6.65%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

PowerShares DB Energy Fund

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $323,066 and $439,953, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $657,603 and $814,889, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $88,803 and $89,169, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $14,423 and $10,397, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $24,304 and $25,394, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $35 and $4,816, respectively.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $9,048,863 and $9,916,455, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had cash held by the Commodity Broker of $26,809,726, of which $17,012,621 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $10,610,800, of which $7,288,402 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $17,012,621 and $7,288,402, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$136,893,925	$145,897,042
Commodity Futures Contracts (Level 1)	$(17,012,621)	$(7,288,402)

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

June 30, 2012

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	800,000	1,000,000	$23,008,420	$32,858,500	3,400,000	3,200,000	$100,863,764	$97,117,534
Shares Redeemed	(1,600,000)	(1,600,000)	(43,686,714)	(47,741,462)	(3,000,000)	(2,400,000)	(84,548,896)	(72,627,200)

Net Increase/ (Decrease)	(800,000)	(600,000)	$(20,678,294)	$(14,882,962)	400,000	800,000	$16,314,868	$24,490,334

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$30.02	$31.55	$27.62	$26.90
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(4.69)	(1.64)	(2.24)	3.06
Net investment income (loss)	(0.05)	(0.05)	(0.10)	(0.10)

Net income (loss)	(4.74)	(1.69)	(2.34)	2.96
Net asset value per Share, end of period	$25.28	$29.86	$25.28	$29.86

Market value per Share, beginning of period	$30.05	$31.45	$27.62	$26.88

Market value per Share, end of period	$25.24	$29.73	$25.24	$29.73

Ratio to average Net Assets*
Net investment income (loss)	(0.72)%	(0.70)%	(0.73)%	(0.68)%

Total expenses	0.79%	0.77%	0.78%	0.77%

Total Return, at net asset value **	(15.79)%	(5.36)%	(8.47)%	11.00%

Total Return, at market value **	(16.01)%	(5.47)%	(8.62)%	10.60%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Energy Index Excess Return™ ( “DBIQ-OY Energy ER™“, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2012:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	22.94
Heating Oil	22.79
Brent Crude Oil	23.00
RBOB Gasoline	23.15
Natural Gas	8.12

Closing Level as of June 30, 2012:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™“) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Energy TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012

and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Light, Sweet Crude Oil (WTI) Indices	(16.93)%	(10.23)%	(13.03)%	2.83%
Heating Oil Indices	(15.36)%	(6.09)%	(5.42)%	15.36%
Brent Crude Oil Indices	(18.48)%	(1.64)%	(5.38)%	16.70%
RBOB Gasoline Indices	(17.36)%	(3.15)%	(5.09)%	17.11%
Natural Gas Indices	12.01%	(4.00)%	(13.36)%	(4.79)%

AGGREGATE RETURN	(15.26)%	(5.11)%	(7.88)%	11.26%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(0.1) million and $(23.6) million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $319.7 million was paid to purchase United States Treasury Obligations and $328.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $427.7 million was paid to purchase United States Treasury Obligations and $384.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $9.7 million and $8.1 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $16.3 million and $30.5 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $100.9 million and $97.1 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Energy Index Excess Return™ (the “DBIQ-OY Energy ER™“, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBE”), (ii) the Fund’s NAV (as reflected by the graph “DBENV”), and (iii) the closing levels of the Index (as reflected by the graph “DBENIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 16.01% from $30.05 per Share to $25.24 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $30.70 per Share (+2.15%) on April 2, 2012 to a low of $23.49 per Share (-21.83%) on June 21, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 15.79% from $30.02 per Share to $25.28 per Share. Decreases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil and RBOB gasoline was partially offset by rising prices in natural gas futures during the Three Months Ended June 30, 2012 resulting in an overall 15.26% decrease in the level of the DBIQ-OY Energy TR™.

Net loss for the Three Months Ended June 30, 2012 was $30.8 million, resulting from $0.03 million of interest income, net realized losses of $12.9 million, net unrealized losses of $17.6 million, and operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 8.62% from $27.62 per Share to $25.24 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $31.41 per Share (+13.72%) on February 24, 2012 to a low of $23.49 per Share (-14.95%) on June 21, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 8.47% from $27.62 per Share to $25.28 per Share. Decreases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, RBOB gasoline and natural gas during the Six Months Ended June 30, 2012 resulting in an overall 7.88% decrease in the level of the DBIQ-OY Energy TR™.

Net loss for the Six Months Ended June 30, 2012 was $18.8 million, resulting from $0.04 million of interest income, net realized losses of $8.5 million, net unrealized losses of $9.7 million, and operating expenses of $0.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$146,691,030	1.43%	$4,556,249	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$198,245,479	1.57%	$7,233,541	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	1,600,000	$27.30
Three Months Ended June 30, 2011	1,600,000	$29.84

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of of PowerShares DB Energy Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Energy Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB Energy Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Energy Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Energy Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Energy Fund.

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