Form 10-Q
period 2012-06-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2012-08-03
CIK 1367306, 1383084

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

Indicate the number of outstanding Shares as of June 30, 2012: 18,200,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $313,472,459 and $357,492,816 respectively)	$313,482,294	$357,493,476
Cash held by broker	61,842,187	101,074,236
Net unrealized appreciation (depreciation) on futures contracts	(43,505,125)	(91,385,831)

Deposits with broker	331,819,356	367,181,881

Total assets	$331,819,356	$367,181,881

Liabilities
Management fee payable	$202,023	$242,179
Brokerage fee payable	42	6,027

Total liabilities	202,065	248,206

Commitments and Contingencies (Note 9)

Equity
Shareholders' equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(271)	(251)

Total General shares	729	749

Shares:
Paid in capital—18,200,000 and 19,600,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	344,662,686	372,743,224
Accumulated earnings (deficit)	(13,046,124)	(5,810,298)

Total Shares	331,616,562	366,932,926

Total shareholders' equity	331,617,291	366,933,675

Total liabilities and equity	$331,819,356	$367,181,881

Net asset value per share
General shares	$18.23	$18.73
Shares	$18.22	$18.72

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

June 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	0.91%	$2,999,991	$3,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	10.55	34,999,440	35,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	33.02	109,497,482	109,500,000
U.S. Treasury Bills, 0.075% due August 2, 2012	25.63	84,996,685	85,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	2.41	7,999,576	8,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	1.51	4,999,695	5,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	6.48	21,498,323	21,500,000
U.S. Treasury Bills, 0.075% due September 6, 2012	0.91	2,999,643	3,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	0.60	1,999,696	2,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	0.15	499,922	500,000
U.S. Treasury Bills, 0.095% due September 27, 2012	12.36	40,991,841	41,000,000

Total United States Treasury Obligations (cost $313,472,459)	94.53%	$313,482,294

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,252 contracts, settlement date September 17, 2012)	(9.21)%	$(30,531,138)
Copper (630 contracts, settlement date March 18, 2013)	(3.93)	(13,027,388)
Zinc (2,424 contracts, settlement date August 13, 2012)	0.02	53,401

Net Unrealized Depreciation on Futures Contracts	(13.12)%	$(43,505,125)

Net unrealized depreciation is comprised of unrealized losses of $43,874,425 and unrealized gains of $369,300.

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

PowerShares DB Base Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$63,479	$110,589	$86,263	$290,435

Expenses
Management Fee	637,715	1,134,675	1,334,690	2,214,615
Brokerage Commissions and Fees	14,809	19,945	19,188	63,143

Total Expenses	652,524	1,154,620	1,353,878	2,277,758

Net investment income (loss)	(589,045)	(1,044,031)	(1,267,615)	(1,987,323)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	963	4,729	869	5,639
Futures	(27,590,369)	(15,211,125)	(53,858,981)	44,367,719

Net realized gain (loss)	(27,589,406)	(15,206,396)	(53,858,112)	44,373,358

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,236	(17,709)	9,175	489
Futures	(6,588,262)	961,319	47,880,706	(53,720,888)

Net change in unrealized gain (loss)	(6,587,026)	943,610	47,889,881	(53,720,399)

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	(34,176,432)	(14,262,786)	(5,968,231)	(9,347,041)

Net Income (Loss)	$(34,765,477)	$(15,306,817)	$(7,235,846)	$(11,334,364)

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at April 1, 2012	40	$1,000	$(196)	$804	17,400,000	$328,051,148	$21,719,278	$349,770,426	$349,771,230

Sale of Shares					1,800,000	35,581,470		35,581,470	35,581,470

Redemption of Shares					(1,000,000)	(18,969,932)		(18,969,932)	(18,969,932)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(589,043)	(589,043)	(589,045)

Net realized gain (loss) on United States Treasury Obligations and Futures			(63)	(63)			(27,589,343)	(27,589,343)	(27,589,406)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(10)	(10)			(6,587,016)	(6,587,016)	(6,587,026)

Net Income (Loss)			(75)	(75)			(34,765,402)	(34,765,402)	(34,765,477)

Balance at June 30, 2012	40	$1,000	$(271)	$729	18,200,000	$344,662,686	$(13,046,124)	$331,616,562	$331,617,291

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

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity
Balance at January 1, 2012	40	$1,000	$(251)	$749	19,600,000	$372,743,224	$(5,810,298)	$366,932,926	$366,933,675

Sale of Shares					2,400,000	48,033,800		48,033,800	48,033,800

Redemption of Shares					(3,800,000)	(76,114,338)		(76,114,338)	(76,114,338)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(1,267,612)	(1,267,612)	(1,267,615)

Net realized gain (loss) on United States Treasury Obligations and Futures			(116)	(116)			(53,857,996)	(53,857,996)	(53,858,112)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			99	99			47,889,782	47,889,782	47,889,881

Net Income (Loss)			(20)	(20)			(7,235,826)	(7,235,826)	(7,235,846)

Balance at June 30, 2012	40	$1,000	$(271)	$729	18,200,000	$344,662,686	$(13,046,124)	$331,616,562	$331,617,291

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders' Equity

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

PowerShares DB Base Metals Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(7,235,846)	$(11,334,364)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(665,884,868)	(1,193,735,454)
Proceeds from securities sold and matured	709,997,221	1,129,997,125
Net accretion of discount on United States Treasury Obligations	(91,127)	(290,714)
Net realized (gain) loss on United States Treasury Obligations	(869)	(5,639)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(47,889,881)	53,720,399
Increase (decrease) in restricted cash	—	(7,874,350)
Change in operating receivables and liabilities:
Receivable for securities sold	—	(4,999,991)
Management fee payable	(40,156)	69,104
Brokerage fee payable	(5,985)	323

Net cash provided by (used for) operating activities	(11,151,511)	(34,453,561)

Cash flows from financing activities:
Proceeds from sale of Shares	48,033,800	190,317,812
Payable for Shares redeemed	—	4,731,880
Redemption of Shares	(76,114,338)	(106,799,960)

Net cash provided by (used for) financing activities	(28,080,538)	88,249,732

Net change in cash held by broker	(39,232,049)	53,796,171
Unrestricted Cash held by broker at beginning of period	101,074,236	18,806,286

Unrestricted Cash held by broker at end of period	$61,842,187	$72,602,457

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

The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $331,819,356 (or 100%) and $367,181,881 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $30,779,200 (or 9.28%) and $39,472,382 (or 10.75%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $637,715 and $1,134,675, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $1,334,690 and $2,214,615, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $202,023 and $242,179, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $14,809 and $19,945, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $19,188 and $63,143, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $42 and $6,027, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $30,779,200 and $39,472,382, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2012, the Fund had $61,842,187 held by the Commodity Broker, of which $43,505,125 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. The Fund also had deposits of $43,621,763 held by the Commodity Broker for closed London Metals Exchange contracts. As of December 31, 2011, the Fund had $101,074,236 of cash held by the Commodity Broker, of which $91,385,831 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. The Fund also had deposits of $25,668,750 held by the Commodity Broker for closed London Metals Exchange contracts. For deposits that pertain to the settlement of closed futures contracts traded on the London Metals Exchange, cash is not transferred until the settled futures contracts expire. There were no cash equivalents held by the Fund as of June 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $43,505,125 and $91,385,831, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$313,482,294	$357,493,476
Commodity Futures Contracts (Level 1)	$(43,505,125)	$(91,385,831)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	1,800,000	400,000	$35,581,470	$9,657,772	2,400,000	7,800,000	$48,033,800	$190,317,812
Shares Redeemed	(1,000,000)	(2,600,000)	(18,969,932)	(62,681,538)	(3,800,000)	(4,400,000)	(76,114,338)	(106,799,960)

Net Increase/ (Decrease)	800,000	(2,200,000)	$16,611,538	$(53,023,766)	(1,400,000)	3,400,000	$(28,080,538)	$83,517,852

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$20.10	$24.52	$18.72	$24.37
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.85)	(0.55)	(0.43)	(0.36)
Net investment income (loss)	(0.03)	(0.04)	(0.07)	(0.08)

Net income (loss)	(1.88)	(0.59)	(0.50)	(0.44)
Net asset value per Share, end of period	$18.22	$23.93	$18.22	$23.93

Market value per Share, beginning of period	$20.09	$24.42	$18.65	$24.43

Market value per Share, end of period	$18.30	$23.88	$18.30	$23.88

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.69)%	(0.71)%	(0.67)%

Total expenses	0.77%	0.76%	0.76%	0.77%

Total Return, at net asset value **	(9.35)%	(2.41)%	(2.67)%	(1.81)%

Total Return, at market value **	(8.91)%	(2.21)%	(1.88)%	(2.25)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of June 30, 2012:

Index Commodity	Fund Weight (%)
Aluminum	31.38
Zinc	33.30
Copper-Grade A	35.32

Closing Level as of June 30, 2012:	100.00

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

The section “Summary of DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TR™
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DB Aluminum Indices	(11.39)%	(5.33)%	(7.80)%	1.22%
DB Zinc Indices	(6.27)%	(1.05)%	0.50%	(5.64)%
DB Copper—Grade A Indices	(9.09)%	(0.10)%	(0.67)%	(0.06)%

AGGREGATE RETURN	(8.92)%	(2.19)%	(2.20)%	(1.41)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(11.2) million and $(34.5) million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $665.9 million was paid to purchase United States Treasury Obligations and $710.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $1,193.7 million was paid to purchase United States Treasury Obligations and $1,130.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $47.9 million and decreased by $53.7 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(28.1) million and $88.2 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $48.0 million and $190.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

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

JUNE, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 8.91% from $20.09 per Share to $18.30 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $20.30 per Share (+1.05%) on April 2, 2012 to a low of $17.45 per Share (-13.14%) on June 26, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 9.35% from $20.10 per Share to $18.22 per Share. Decreases in the futures contract prices for zinc, copper and aluminum during the Three Months Ended June 30, 2012 resulted in an overall 8.92% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net loss for the Three Months Ended June 30, 2012 was $34.8 million, resulting from $0.1 million of interest income, net realized loss of $27.6 million and unrealized loss of $6.6 million, and operating expenses of $0.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 1.88% from $18.65 per Share to $18.30 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $21.47 per Share (+15.12%) on January 26, 2012 and March 1, 2012 to a low of $17.45 per Share (-6.43%) on June 26, 2012.

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 2.25% from $24.43 per Share to $23.88 per Share. The Share price high and low for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $25.59 per Share (+4.75%) on April 8, 2012 to a low of $22.49 per Share (-7.94%) on May 23, 2011.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 2.67% from $18.72 per Share to $18.22 per Share. A decrease in the futures contract prices for aluminum and copper was partially offset by an increase in the futures contract price for zinc during the Six Months Ended June 30, 2012 which resulted in an overall 2.20% decrease in the level of the DBLCI-OY Industrial Metals TR™.

Net loss for the Six Months Ended June 30, 2012 was $7.2 million, resulting from $0.1 million of interest income, net realized losses of $53.8 million and unrealized losses of $47.9 million, and operating expenses of $1.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$331,819,356	1.57%	$12,588,455	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$367,181,881	1.59%	$13,449,300	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	1,000,000	$18.97
Three Months Ended June 30, 2011	2,600,000	$24.11

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Base Metals Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Base Metals Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB Base Metals Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Base Metals Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Base Metals Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Base Metals Fund.

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

Dated: August 3, 2012