Form 10-Q
period 2012-09-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2012-11-02
CIK 1367306, 1383054

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

Indicate the number of outstanding Shares as of September 30, 2012: 1,200,000 Shares.

POWERSHARES DB SILVER FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Powershares DB Silver Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $50,492,713 and $71,498,899 respectively)	$50,494,744	$71,498,541
Cash held by broker	21,746,243	24,924,317
Net unrealized appreciation (depreciation) on futures contracts	(491,335)	(18,701,360)

Deposits with broker	71,749,652	77,721,498

Total assets	$71,749,652	$77,721,498

Liabilities
Management fee payable	$85,105	$54,825
Brokerage fee payable	6,570	7,373

Total liabilities	91,675	62,198

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,388	942

Total General shares	2,388	1,942

Shares:
Paid in capital—1,200,000 and 1,600,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	(14,005,328)	7,340,670
Accumulated earnings (deficit)	85,660,917	70,316,688

Total Shares	71,655,589	77,657,358

Total shareholders’ equity	71,657,977	77,659,300

Total liabilities and equity	$71,749,652	$77,721,498

Net asset value per share
General shares	$59.70	$48.55
Shares	$59.71	$48.54

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due October 18, 2012	0.70%	$499,985	$500,000
U.S. Treasury Bills, 0.1% due November 1, 2012	4.19	2,999,859	3,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	64.19	45,995,078	46,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	1.39	999,822	1,000,000

Total United States Treasury Obligations (cost $50,492,713)	70.47%	$50,494,744

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (422 contracts, settlement date December 27, 2012)	(0.69)%	$(491,335)

Net Unrealized Depreciation on Futures Contracts	(0.69)%	$(491,335)

Net unrealized depreciation is comprised of unrealized losses of $717,035 and unrealized gains of $225,700.

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

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$12,732	$9,184	$30,353	$123,680

Expenses
Management Fee	127,038	397,179	413,948	1,440,942
Brokerage Commissions and Fees	2	2,183	1,204	27,127

Total Expenses	127,040	399,362	415,152	1,468,069

Net investment income (loss)	(114,308)	(390,178)	(384,799)	(1,344,389)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	44	1,166	(45)	15,563
Futures	(1,775,515)	(789,400)	(2,482,895)	65,546,470

Net realized gain (loss)	(1,775,471)	(788,234)	(2,482,940)	65,562,033

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(910)	(2,770)	2,389	(6,032)
Futures	16,999,335	(36,734,360)	18,210,025	(74,346,205)

Net change in unrealized gain (loss)	16,998,425	(36,737,130)	18,212,414	(74,352,237)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	15,222,954	(37,525,364)	15,729,474	(8,790,204)

Net Income (Loss)	$15,108,646	$(37,915,542)	$15,344,675	$(10,134,593)

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$1,000	$908	$1,908	1,400,000	$(3,790,644)	$70,552,751	$66,762,107	$66,764,015

Sale of Shares					—	—		—	—

Redemption of Shares					(200,000)	(10,214,684)		(10,214,684)	(10,214,684)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(114,302)	(114,302)	(114,308)

Net realized gain (loss) on United States Treasury Obligations and Futures			(54)	(54)			(1,775,417)	(1,775,417)	(1,775,471)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			540	540			16,997,885	16,997,885	16,998,425

Net Income (Loss)			480	480			15,108,166	15,108,166	15,108,646

Balance at September 30, 2012	40	$1,000	$1,388	$2,388	1,200,000	$(14,005,328)	$85,660,917	$71,655,589	$71,657,977

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

Net change in unrealized gain (loss)on United States Treasury

Obligations and Futures			(307)	(307)			(36,736,823)	(36,736,823)	(36,737,130)

Net Income (Loss)			(342)	(342)			(37,915,200)	(37,915,200)	(37,915,542)

Balance at September 30, 2011	40	$1,000	$1,096	$2,096	3,000,000	$84,536,371	$72,660,659	$157,197,030	$157,199,126

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity

Balance at January 1, 2012	40	$1,000	$942	$1,942	1,600,000	$7,340,670	$70,316,688	$77,657,358	$77,659,300

Sale of Shares					—	—		—	—

Redemption of Shares					(400,000)	(21,345,998)		(21,345,998)	(21,345,998)

Net Income (Loss)

Net investment income (loss)			(34)	(34)			(384,765)	(384,765)	(384,799)

Net realized gain (loss) on United

States Treasury Obligations and Futures			(72)	(72)			(2,482,868)	(2,482,868)	(2,482,940)

Net change in unrealized gain (loss) on

United States Treasury

Obligations and Futures			552	552			18,211,862	18,211,862	18,212,414

Net Income (Loss)			446	446			15,344,229	15,344,229	15,344,675

Balance at September 30, 2012	40	$1,000	$1,388	$2,388	1,200,000	$(14,005,328)	$85,660,917	$71,655,589	$71,657,977

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

Net change in unrealized gain (loss)on United States Treasury

Obligations and Futures			(652)	(652)			(74,351,585)	(74,351,585)	(74,352,237)

Net Income (Loss)			(89)	(89)			(10,134,504)	(10,134,504)	(10,134,593)

Balance at September 30, 2011	40	$1,000	$1,096	$2,096	3,000,000	$84,536,371	$72,660,659	$157,197,030	$157,199,126

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$15,344,675	$(10,134,593)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(171,462,581)	(668,386,993)
Proceeds from securities sold and matured	192,499,278	746,496,150
Net accretion of discount on United States Treasury Obligations	(30,556)	(123,757)
Net realized (gain) loss on United States Treasury Obligations	45	(15,563)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(18,212,414)	74,352,237
Change in operating receivables and liabilities:
Management fee payable	30,280	27,101
Brokerage fee payable	(803)	6,470

Net cash provided by (used for) operating activities	18,167,924	142,221,052

Cash flows from financing activities:
Proceeds from sale of Shares	—	244,321,450
Redemption of Shares	(21,345,998)	(284,552,788)

Net cash provided by (used for) financing activities	(21,345,998)	(40,231,338)

Net change in cash held by broker	(3,178,074)	101,989,714
Cash held by broker at beginning of period	24,924,317	16,315,594

Cash held by broker at end of period	$21,746,243	$118,305,308

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $71,749,652 (or 100%) and $77,721,498 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,121,250 (or 9.93%) and $14,060,925 (or 18.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $127,038 and $397,179, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $413,948 and $1,440,942, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $85,105 and $54,825, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $2 and $2,183, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $1,204 and $27,127, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $6,570 and $7,373, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities are required to disclose the following:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $7,121,250 and $14,060,925, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had cash held by the Commodity Broker of $21,746,243, of which $491,335 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $24,924,317, of which $18,701,360 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $491,335 and $18,701,360, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$50,494,744	$71,498,541
Commodity Futures Contracts (Level 1)	$(491,335)	$(18,701,360)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	—	1,000,000	$—	$69,271,598	—	3,800,000	$—	$244,321,450
Shares Redeemed	(200,000)	(600,000)	(10,214,684)	(32,623,772)	(400,000)	(4,600,000)	(21,345,998)	(284,552,788)

Net Increase/ (Decrease)	(200,000)	400,000	$(10,214,684)	$36,647,826	(400,000)	(800,000)	$(21,345,998)	$(40,231,338)

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$47.69	$60.95	$48.54	$54.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	12.11	(8.42)	11.45	(1.88)
Net investment income (loss)	(0.09)	(0.13)	(0.28)	(0.34)

Net income (loss)	12.02	(8.55)	11.17	(2.22)

Net asset value per Share, end of period	$59.71	$52.40	$59.71	$52.40

Market value per Share, beginning of period	$47.47	$60.79	$47.99	$54.51

Market value per Share, end of period	$59.76	$51.65	$59.76	$51.65

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.73)%	(0.70)%	(0.70)%

Total expenses	0.75%	0.75%	0.75%	0.76%

Total Return, at net asset value **	25.20%	(14.03)%	23.01%	(4.06)%

Total Return, at market value **	25.89%	(15.04)%	24.53%	(5.25)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for index in the DBIQ-OY SI TR™
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Silver Indices	24.90%	(13.68)%	23.29%	(3.41)%

AGGREGATE RETURN	24.90%	(13.68)%	23.29%	(3.41)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $18.2 million and $142.2 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $171.5 million was paid to purchase United States Treasury Obligations and $192.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $668.4 million was paid to purchase United States Treasury Obligations and $746.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $18.2 million and decreased by $74.4 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(21.3) million and $(40.2) million during the Nine Months Ended September 30, 2012 and 2011, respectively. No Shares were sold to Authorized Participants during the Nine Months Ended September 30, 2012 and $244.3 million of Shares were sold to Authorized Participants during the Nine Months Ended September 30, 2011.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 25.89% from $47.47 per Share to $59.76 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $46.30 per Share (-2.46%) on July 10, 2012 to a high of $60.19 per Share (+26.80%) on September 18, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 25.20% from $47.69 per Share to $59.71 per Share. Rising prices of silver futures contracts during the Three Months Ended September 30, 2012 resulted in a 24.90% increase in the level of the DBIQ-OY SI TR™.

Net income for the Three Months Ended September 30, 2012 was $15.1 million, resulting from $0.01 million of interest income, net realized loss of $1.8 million, net unrealized gain of $17.0 million and operating expenses of $0.1 million.

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 14.03% from $60.95 per Share to $52.40 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended September 30, 2011 contributed to an overall 13.68% decrease in the level of the DBIQ-OY SI TR™.

Net loss for the Three Months Ended September 30, 2011 was $37.9 million, resulting from $0.01 million of interest income, net realized loss of $0.8 million, net unrealized loss of $36.7 million and operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 24.53% from $47.99 per Share to $59.76 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $45.61 per Share (-4.96%) on June 28, 2012 to a high of $64.42 per Share (34.24%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 23.01 % from $48.54 per Share to $59.71 per Share. Rising prices of silver futures contracts during the Nine Months Ended September 30, 2012 resulted in an overall 23.29% increase in the level of the DBIQ-OY SI TR™.

Net income for the Nine Months Ended September 30, 2012 was $15.3 million, resulting from $0.03 million of interest income, net realized loss of $2.5 million, net unrealized gain of $18.2 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$71,749,652	2.26%	$3,772,358	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$77,721,498	3.08%	$5,459,817	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of September 30, 2012 relating to the Index Commodity is as follows:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	200,000	$51.07
Three Months Ended September 30, 2011	600,000	$54.37

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Silver Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Silver Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Silver Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Silver Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Silver Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Silver Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Silver Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Silver Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Silver Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Silver Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer

Dated: November 2, 2012