Form 10-Q
period 2012-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2012-11-02
CIK 1367306, 1383057

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

Indicate the number of outstanding Shares as of September 30, 2012: 5,800,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $296,478,943 and $437,494,687 respectively)	$296,486,012	$437,494,520
Cash held by broker	37,831,111	65,165,354
Net unrealized appreciation (depreciation) on futures contracts	23,408,115	(48,362,065)

Deposits with broker	357,725,238	454,297,809

Receivable for securities sold	—	10,999,933

Total assets	$357,725,238	$465,297,742

Liabilities
Payable for shares redeemed	$—	$10,813,002
Management fee payable	414,473	329,420
Brokerage fee payable	318	7,102

Total liabilities	414,791	11,149,524

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,464	1,163

Total General shares	2,464	2,163

Shares:
Paid in capital—5,800,000 and 8,400,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	198,723,375	344,740,910
Accumulated earnings (deficit)	158,584,608	109,405,145

Total Shares	357,307,983	454,146,055

Total shareholders’ equity	357,310,447	454,148,218

Total liabilities and equity	$357,725,238	$465,297,742

Net asset value per share
General shares	$61.60	$54.08
Shares	$61.60	$54.07

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

September 30, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	1.12%	$3,999,984	$4,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	6.43	22,999,701	23,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	3.22	11,499,655	11,500,000
U.S. Treasury Bills, 0.055% due October 25, 2012	59.33	211,992,156	212,000,000
U.S. Treasury Bills, 0.1% due November 1, 2012	2.80	9,999,530	10,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	2.52	8,999,217	9,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	1.12	3,999,608	4,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	4.20	14,997,945	15,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	2.24	7,998,216	8,000,000

Total United States Treasury Obligations (cost $296,478,943)	82.98%	$296,486,012

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Appreciation on Futures Contracts
Gold (1,632 contracts, settlement date December 27, 2012)	6.36%	$22,713,110
Silver (420 contracts, settlement date December 27, 2012)	0.19	695,005

Net Unrealized Appreciation on Futures Contracts	6.55%	$23,408,115

Net unrealized appreciation is comprised of unrealized gains of $24,141,675 and unrealized losses of $733,560.

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	5.73%	$25,999,974	$26,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	2.53	11,499,943	11,500,000
U.S. Treasury Bills, 0.015% due January 26, 2012	60.33	273,998,082	274,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	2.20	9,999,910	10,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	5.06	22,999,724	23,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	2.20	9,999,820	10,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	0.88	3,999,900	4,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	0.66	2,999,904	3,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	6.39	28,998,985	29,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	6.17	27,999,076	28,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	4.18	18,999,202	19,000,000

Total United States Treasury Obligations (cost $437,494,687)	96.33%	$437,494,520

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

	Percentage of	Fair
Description	Net Assets	Value
Unrealized Depreciation on Futures Contracts
Gold (2,382 contracts, settlement date February 27, 2012)	(6.29)%	$(28,566,540)
Silver (608 contracts, settlement date December 27, 2012)	(4.36)	(19,795,525)

Net Unrealized Depreciation on Futures Contracts	(10.65)%	$(48,362,065)

Net unrealized depreciation is comprised entirely of unrealized losses of $48,362,065.

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$66,459	$57,185	$150,261	$238,508

Expenses
Management Fee	627,023	1,173,068	2,119,031	2,749,403
Brokerage Commissions and Fees	241	42,563	31,615	78,749

Total Expenses	627,264	1,215,631	2,150,646	2,828,152

Net investment income (loss)	(560,805)	(1,158,446)	(2,000,385)	(2,589,644)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	344	3,896	1,823	12,669
Futures	(1,633,890)	68,149,390	(20,599,090)	85,028,415

Net realized gain (loss)	(1,633,546)	68,153,286	(20,597,267)	85,041,084

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,602)	(6,709)	7,236	(4,470)
Futures	42,052,220	(46,002,355)	71,770,180	(65,125,430)

Net change in unrealized gain (loss)	42,050,618	(46,009,064)	71,777,416	(65,129,900)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	40,417,072	22,144,222	51,180,149	19,911,184

Net Income (Loss)	$39,856,267	$20,985,776	$49,179,764	$17,321,540

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity

Balance at July 1, 2012	40	$1,000	$1,182	$2,182	6,200,000	$219,546,632	$118,728,623	$338,275,255	$338,277,437

Sale of Shares					200,000	12,032,485		12,032,485	12,032,485

Redemption of Shares					(600,000)	(32,855,742)		(32,855,742)	(32,855,742)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(560,801)	(560,801)	(560,805)

Net realized gain (loss) on United States Treasury Obligations and Futures			(7)	(7)			(1,633,539)	(1,633,539)	(1,633,546)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			293	293			42,050,325	42,050,325	42,050,618

Net Income (Loss)			282	282			39,855,985	39,855,985	39,856,267

Balance at September 30, 2012	40	$1,000	$1,464	$2,464	5,800,000	$198,723,375	$158,584,608	$357,307,983	$357,310,447

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

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$1,163	$2,163	8,400,000	$344,740,910	$109,405,145	$454,146,055	$454,148,218

Sale of Shares					600,000	34,140,065		34,140,065	34,140,065

Redemption of Shares					(3,200,000)	(180,157,600)		(180,157,600)	(180,157,600)

Net Income (Loss)

Net investment income (loss)			(12)	(12)			(2,000,373)	(2,000,373)	(2,000,385)

Net realized gain (loss) on United States Treasury Obligations and Futures			(126)	(126)			(20,597,141)	(20,597,141)	(20,597,267)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			439	439			71,776,977	71,776,977	71,777,416

Net Income (Loss)			301	301			49,179,463	49,179,463	49,179,764

Balance at September 30, 2012	40	$1,000	$1,464	$2,464	5,800,000	$198,723,375	$158,584,608	$357,307,983	$357,310,447

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

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$49,179,764	$17,321,540
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,067,318,520)	(1,395,278,379)
Proceeds from securities sold and matured	1,208,487,714	1,280,493,796
Net accretion of discount on United States Treasury Obligations	(151,627)	(238,508)
Net realized (gain) loss on United States Treasury Obligations	(1,823)	(12,669)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(71,777,416)	65,129,900
Change in operating receivables and liabilities:
Receivable for securities sold	10,999,933	—
Management fee payable	85,053	135,832
Brokerage fee payable	(6,784)	2,737

Net cash provided by (used for) operating activities	129,496,294	(32,445,751)

Cash flows from financing activities:
Proceeds from sale of Shares	34,140,065	367,164,476
Change in Payable for Shares redeemed	(10,813,002)	—
Redemption of Shares	(180,157,600)	(279,454,646)

Net cash provided by (used for) financing activities	(156,830,537)	87,709,830

Net change in cash held by broker	(27,334,243)	55,264,079
Cash held by broker at beginning of period	65,165,354	46,738,919

Cash held by broker at end of period	$37,831,111	$102,002,998

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $357,725,238 (or 100%) and $454,297,809 (or 97.64%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $21,959,100 (or 6.14%) and $42,518,250 (or 9.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $627,023 and $1,173,068, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $2,119,031 and $2,749,403, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $414,473 and $329,420, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $241 and $42,563, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $31,615 and $78,749, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $318 and $7,102, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $21,959,100 and $42,518,250, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had cash held by the Commodity Broker of $37,831,111. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $65,165,354, of which $48,362,065 was on deposit to satisfy the Fund’s negative margin on futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $23,408,115 and a net unrealized depreciation position of $48,362,065, respectively.

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

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$296,486,012	$437,494,520
Commodity Futures Contracts (Level 1)	$23,408,115	$(48,362,065)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	200,000	600,000	$12,032,485	$37,890,544	600,000	6,200,000	$34,140,065	$367,164,476
Shares Redeemed	(600,000)	(1,600,000)	(32,855,742)	(100,753,648)	(3,200,000)	(5,000,000)	(180,157,600)	(279,454,646)

Net Increase/(Decrease)	(400,000)	(1,000,000)	$(20,823,257)	$(62,863,104)	(2,600,000)	1,200,000	$(146,017,535)	$87,709,830

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$54.56	$55.11	$54.07	$51.82
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	7.14	1.59	7.83	5.06
Net investment income (loss)	(0.10)	(0.12)	(0.30)	(0.30)

Net income (loss)	7.04	1.47	7.53	4.76
Net asset value per Share, end of period	$61.60	$56.58	$61.60	$56.58

Market value per Share, beginning of period	$54.38	$54.95	$53.88	$51.82

Market value per Share, end of period	$61.66	$56.48	$61.66	$56.48

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.74)%	(0.71)%	(0.71)%

Total expenses	0.75%	0.78%	0.76%	0.77%

Total Return, at net asset value **	12.90%	2.67%	13.93%	9.19%

Total Return, at market value **	13.39%	2.78%	14.44%	8.99%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2012:

Index Commodity	Fund Weight (%)
Gold	79.94
Silver	20.06

Closing Level as of September 30, 2012:	100.00

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

The Index Sponsor obtains information for inclusion in, or for use in, the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust and the Fund, or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The section “Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012 and for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012

and for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY Precious Metals TR ™
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Gold Indices	10.30%	7.77%	12.41%	13.48%
DB Silver Indices	24.90%	(13.68)%	23.29%	(3.41)%

AGGREGATE RETURN	12.94%	2.88%	14.43%	9.81%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $129.5 million and $(32.4) million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $1,067.3 million was paid to purchase United States Treasury Obligations and $1,208.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $1,395.3 million was paid to purchase United States Treasury Obligations and $1,280.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $71.8 million and decreased by $65.1 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(156.8) million and $87.7 million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $34.1 million and $367.2 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 13.39% from $54.38 per Share to $61.66 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $53.26 per Share (-2.06%) on July 10, 2012 to a high of $61.83 per Share (+13.70%) on September 27, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 12.90% from $54.56 per Share to $61.60 per Share. Appreciation in the price of gold and silver futures contracts during the Three Months Ended September 30, 2012 contributed to an overall 12.94% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended September 30, 2012 was $39.9 million, resulting from $0.07 million of interest income, net realized loss of $1.6 million, net unrealized gain of $42.0 million and operating expenses of $0.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 14.44 % from $53.88 per Share to $61.66 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $52.63 per Share (-2.32%) on May 16, 2012 to a high of $63.42 per Share (+17.71%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 13.93% from $54.07 per Share to $61.60 per Share. Rising prices of gold and silver futures contracts during the Nine Months Ended September 30, 2012 contributed to an overall 14.43% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Nine Months Ended September 30, 2012 was $49.2 million, resulting from $0.2 million of interest income, net realized loss of $20.6 million, net unrealized gain of $71.8 million and operating expenses of $2.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$357,725,238	1.36%	$11,339,396	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$465,297,742	1.63%	$17,393,602	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	600,000	$54.76
Three Months Ended September 30, 2011	1,600,000	$62.97

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Precious Metals Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Precious Metals Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Precious Metals Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Precious Metals Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Precious Metals Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Precious Metals Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer

Dated: November 2, 2012	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Chief Financial Officer