Form 10-Q
period 2012-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2012-11-02
CIK 1367306, 1383055

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

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Powershares DB Gold Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011

Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $387,449,169 and $440,492,093 respectively)	$387,459,185	$440,490,253
Cash held by broker	18,539,596	51,297,890
Net unrealized appreciation (depreciation) on futures contracts	33,847,670	(33,417,170)

Deposits with broker	439,846,451	458,370,973

Total assets	$439,846,451	$458,370,973

Liabilities
Management fee payable	$493,864	$305,020
Brokerage fee payable	—	8,087

Total liabilities	493,864	313,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	1,441	1,181

Total General shares	2,441	2,181

Shares:
Paid in capital—7,200,000 and 8,400,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	294,727,880	360,547,729
Accumulated earnings (deficit)	144,622,266	97,507,956

Total Shares	439,350,146	458,055,685

Total shareholders’ equity	439,352,587	458,057,866

Total liabilities and equity	$439,846,451	$458,370,973

Net asset value per share
General shares	$61.03	$54.53
Shares	$61.02	$54.53

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	20.26%	$88,999,644	$89,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	6.60	28,999,623	29,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	0.23	999,970	1,000,000
U.S. Treasury Bills, 0.055% due October 25, 2012	2.62	11,499,575	11,500,000
U.S. Treasury Bills, 0.1% due November 1, 2012	5.01	21,998,966	22,000,000
U.S. Treasury Bills, 0.1% due November 8, 2012	2.73	11,999,112	12,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	2.96	12,998,869	13,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	5.69	24,997,550	25,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	5.91	25,996,438	26,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	11.38	49,991,900	50,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	9.33	40,992,702	41,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	15.47	67,984,836	68,000,000

Total United States Treasury Obligations (cost $387,449,169)	88.19%	$387,459,185

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation on Futures Contracts
Gold (2,508 contracts, settlement date December 27, 2012)	7.70%	$33,847,670

Net Unrealized Appreciation on Futures Contracts	7.70%	$33,847,670

Net unrealized appreciation is comprised of unrealized gains of $33,937,390 and unrealized losses of $89,720.

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

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$79,803	$21,012	$172,769	$149,492

Expenses
Management Fee	709,871	673,366	2,147,557	1,677,428
Brokerage Commissions and Fees	1,501	15,913	31,878	43,846

Total Expenses	711,372	689,279	2,179,435	1,721,274

Net investment income (loss)	(631,569)	(668,267)	(2,006,666)	(1,571,782)

Net Realized and Net Change in Unrealized Gain
(Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	103	80	4,602
Futures	—	48,851,790	(18,155,540)	54,050,910

Net realized gain (loss)	—	48,851,893	(18,155,460)	54,055,512

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	3,872	(7,523)	11,856	(11,620)
Futures	40,227,550	(28,367,080)	67,264,840	(23,218,130)

Net change in unrealized gain (loss)	40,231,422	(28,374,603)	67,276,696	(23,229,750)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	40,231,422	20,477,290	49,121,236	30,825,762

Net Income (Loss)	$39,599,853	$19,809,023	$47,114,570	$29,253,980

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$1,000	$1,214	$2,214	6,200,000	$238,208,949	$105,022,640	$343,231,589	$343,233,803

Sale of Shares					1,000,000	56,518,931		56,518,931	56,518,931

Redemption of Shares					—	—		—	—

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(631,564)	(631,564)	(631,569)

Net realized gain (loss) on United States Treasury Obligations and Futures			—	—			—	—	—

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			232	232			40,231,190	40,231,190	40,231,422

Net Income (Loss)			227	227			39,599,626	39,599,626	39,599,853

Balance at September 30, 2012	40	$1,000	$1,441	$2,441	7,200,000	$294,727,880	$144,622,266	$439,350,146	$439,352,587

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

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$1,181	$2,181	8,400,000	$360,547,729	$97,507,956	$458,055,685	$458,057,866

Sale of Shares					2,000,000	114,140,077		114,140,077	114,140,077

Redemption of Shares					(3,200,000)	(179,959,926)		(179,959,926)	(179,959,926)

Net Income (Loss)

Net investment income (loss)			(11)	(11)			(2,006,655)	(2,006,655)	(2,006,666)

Net realized gain (loss) on United States Treasury Obligations and Futures			(110)	(110)			(18,155,350)	(18,155,350)	(18,155,460)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			381	381			67,276,315	67,276,315	67,276,696

Net Income (Loss)			260	260			47,114,310	47,114,310	47,114,570

Balance at September 30, 2012	40	$1,000	$1,441	$2,441	7,200,000	$294,727,880	$144,622,266	$439,350,146	$439,352,587

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

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net Income (Loss)	$47,114,570	$29,253,980
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,118,278,935)	(820,392,935)
Proceeds from securities sold and matured	1,171,495,061	746,494,832
Net accretion of discount on United States Treasury Obligations	(173,122)	(149,492)
Net realized (gain) loss on United States Treasury Obligations	(80)	(4,602)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(67,276,696)	23,229,750
Change in operating receivables and liabilities:
Management fee payable	188,844	33,439
Brokerage fee payable	(8,087)	(109)

Net cash provided by (used for) operating activities	33,061,555	(21,535,137)

Cash flows from financing activities:
Proceeds from sale of Shares	114,140,077	187,445,930
Redemption of Shares	(179,959,926)	(140,060,836)

Net cash provided by (used for) financing activities	(65,819,849)	47,385,094

Net change in cash held by broker	(32,758,294)	25,849,957
Cash held by broker at beginning of period	51,297,890	32,656,223

Cash held by broker at end of period	$18,539,596	$58,506,180

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $439,846,451 (or 100%) and $458,370,973 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $22,854,150 (or 5.20%) and $33,839,775 (or 7.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $709,871 and $673,366, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $2,147,557 and $1,677,428, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $493,864 and $305,020, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $1,501 and $15,913, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $31,878 and $43,846, respectively. There was no brokerage fee payable as of September 30, 2012. As of December 31, 2011, the brokerage fees payable was $8,087.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $22,854,150 and $33,839,775, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had cash held with the Commodity Broker of $18,539,596. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $51,297,890, of which $33,417,170 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $33,847,670 and a net unrealized depreciation position of $33,417,170, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$387,459,185	$440,490,253
Commodity Futures Contracts (Level 1)	$33,847,670	$(33,417,170)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	1,000,000	2,400,000	$56,518,931	$135,932,964	2,000,000	3,400,000	$114,140,077	$187,445,930
Shares Redeemed	—	(200,000)	—	(11,142,812)	(3,200,000)	(2,800,000)	(179,959,926)	(140,060,836)

Net Increase/ (Decrease)	1,000,000	2,200,000	$(56,518,931)	$124,790,152	(1,200,000)	600,000	$(65,819,849)	$47,385,094

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$55.36	$52.67	$54.53	$50.20
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	5.76	4.10	6.79	6.74
Net investment income (loss)	(0.10)	(0.11)	(0.30)	(0.28)

Net income (loss)	5.66	3.99	6.49	6.46
Net asset value per Share, end of period	$61.02	$56.66	$61.02	$56.66

Market value per Share, beginning of period	$55.18	$52.54	$54.45	$50.16

Market value per Share, end of period	$61.08	$56.83	$61.08	$56.83

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.74)%	(0.70)%	(0.70)%

Total expenses	0.75%	0.76%	0.76%	0.77%

Total Return, at net asset value **	10.22%	7.58%	11.90%	12.87%

Total Return, at market value **	10.69%	8.17%	12.18%	13.30%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Gold Indices	10.30%	7.77%	12.41%	13.48%

AGGREGATE RETURN	10.30%	7.77%	12.41%	13.48%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $33.1 million and $(21.5) million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $1,118.3 million was paid to purchase United States Treasury Obligations and $1,171.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $820.4 million was paid to purchase United States Treasury Obligations and $746.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $67.3 million and decreased $23.2 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(65.8) million and $47.4 million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $114.1 million and $187.4 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 10.69% from $55.18 per Share to $61.08 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $54.11 per Share (-1.94%) on July 10, 2012 to a high of $61.24 per Share (+10.98%) on September 27, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 10.22% from $55.36 per Share to $61.02 per Share. Rising prices for gold futures contracts during the Three Months Ended September 30, 2012 resulted in a10.30% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended September 30, 2012 was $39.6 million, resulting from interest income of $0.1 million, net unrealized loss of $40.2 million, and operating expenses of $0.7 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 12.18% from $54.45 per Share to $61.08 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $53.20 per Share (-2.30%) on May 16, 2012 to a high of $62.07 per Share (+13.99%) on February 28, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 11.90% from $54.53 per Share to $61.02 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2012 resulted in a 12.41% increase in the level of the DBIQ-OY GC TR™.

Net income for the Nine Months Ended September 30, 2012 was $47.1 million, resulting from interest income of $0.2 million, net realized loss of $18.2 million, net unrealized gain of $67.3 million, and operating expenses of $2.2 million.

For the Nine Months Ended September 30, 2011, the net asset value of each Share increased 12.87% from $50.20 per Share to $56.66 per Share. Rising prices for gold futures contracts during the Nine Months Ended September 30, 2011 resulted in a 13.48% increase in the level of the DBIQ-OY GC TR™.

Net income for the Nine Months Ended September 30, 2011 was $29.3 million, resulting from interest income of $0.1 million, net realized gain of $54.1 million, net unrealized loss of $23.2 million, and operating expenses of $1.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$439,846,451	1.20%	$12,291,071	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$458,370,973	1.34%	$14,088,586	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of September 30, 2012 relating to the Index Commodity:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	—	$—
Three Months Ended September 30, 2011	200,000	$55.71

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Gold Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Gold Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Gold Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Gold Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Gold Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Gold Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Gold Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Gold Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/s/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer

Dated: November 2, 2012	By:	/s/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Chief Financial Officer