Form 10-Q
period 2012-09-30
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2012-11-02
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of September 30, 2012: 6,200,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $147,886,259 and $145,896,939 respectively)	$147,890,862	$145,897,042
Cash held by broker	23,227,849	10,610,800
Net unrealized appreciation (depreciation) on futures contracts	5,848,195	(7,288,402)

Deposits with broker	176,966,906	149,219,440

Total assets	$176,966,906	$149,219,440

Liabilities
Management fee payable	$212,611	$89,169
Brokerage fee payable	17	4,816

Total liabilities	212,628	93,985

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	140	105

Total General shares	1,140	1,105

Shares:
Paid in capital—6,200,000 and 5,400,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	158,003,518	130,349,590
Accumulated earnings (deficit)	18,749,620	18,774,760

Total Shares	176,753,138	149,124,350

Total shareholders’ equity	176,754,278	149,125,455

Total liabilities and equity	$176,966,906	$149,219,440

Net asset value per share
General shares	$28.50	$27.63
Shares	$28.51	$27.62

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	12.45%	$21,999,912	$22,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	3.39	5,999,922	6,000,000
U.S. Treasury Bills, 0.08% due October 18, 2012	12.95	22,899,313	22,900,000
U.S. Treasury Bills, 0.055% due October 25, 2012	16.97	29,998,890	30,000,000
U.S. Treasury Bills, 0.1% due November 1, 2012	3.39	5,999,718	6,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	7.92	13,998,782	14,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	0.57	999,893	1,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	18.67	32,996,766	33,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	2.83	4,999,315	5,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	1.70	2,999,466	3,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	2.83	4,998,885	5,000,000

Total United States Treasury Obligations (cost $147,886,259)	83.67%	$147,890,862

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (382 contracts, settlement date November 15, 2012)	(0.36)%	$(642,460)
Heating Oil (323 contracts, settlement date March 28, 2013)	0.11	186,404
Natural Gas (364 contracts, settlement date September 26, 2013)	0.75	1,332,220
RBOB Gasoline (377 contracts, settlement date November 30, 2012)	1.21	2,140,841
WTI Crude NYMEX (418 contracts, settlement date June 20, 2013)	1.60	2,831,190

Net Unrealized Appreciation on Futures Contracts	3.31%	$5,848,195

Net unrealized appreciation is comprised of unrealized gains of $7,116,354 and unrealized losses of $1,268,159.

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

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$31,983	$14,554	$73,994	$111,941

Expenses
Management Fee	308,615	332,948	966,218	1,147,837
Brokerage Commissions and Fees	6,644	6,318	30,948	31,712

Total Expenses	315,259	339,266	997,166	1,179,549

Net investment income (loss)	(283,276)	(324,712)	(923,172)	(1,067,608)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1,514	458	4,534
Futures	(3,764,933)	(1,047,502)	(12,243,488)	25,012,098

Net realized gain (loss)	(3,764,933)	(1,045,988)	(12,243,030)	25,016,632

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	419	(3,434)	4,500	(3,963)
Futures	22,860,816	(21,234,558)	13,136,597	(29,374,501)

Net change in unrealized gain (loss)	22,861,235	(21,237,992)	13,141,097	(29,378,464)

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	19,096,302	(22,283,980)	898,067	(4,361,832)

Net Income (Loss)	$18,813,026	$(22,608,692)	$(25,105)	$(5,429,440)

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2012	40	$1,000	$11	$1,011	5,800,000	$146,664,458	$(63,277)	$146,601,181	$146,602,192

Sale of Shares					400,000	11,339,060		11,339,060	11,339,060

Redemption of Shares					—	—		—	—

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(283,275)	(283,275)	(283,276)

Net realized gain (loss) on United States Treasury Obligations and Futures			(40)	(40)			(3,764,893)	(3,764,893)	(3,764,933)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			170	170			22,861,065	22,861,065	22,861,235

Net Income (Loss)			129	129			18,812,897	18,812,897	18,813,026

Balance at September 30, 2012	40	$1,000	$140	$1,140	6,200,000	$158,003,518	$18,749,620	$176,753,138	$176,754,278

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2011	40	$1,000	$194	$1,194	6,800,000	$171,094,396	$31,954,183	$203,048,579	$203,049,773

Sale of Shares					—			—	—

Redemption of Shares					(1,400,000)	(40,897,810)		(40,897,810)	(40,897,810)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(324,711)	(324,711)	(324,712)

Net realized gain (loss) on United States Treasury Obligations and Futures			(9)	(9)			(1,045,979)	(1,045,979)	(1,045,988)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(150)	(150)			(21,237,842)	(21,237,842)	(21,237,992)

Net Income (Loss)			(160)	(160)			(22,608,532)	(22,608,532)	(22,608,692)

Balance at September 30, 2011	40	$1,000	$34	$1,034	5,400,000	$130,196,586	$9,345,651	$139,542,237	$139,543,271

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$105	$1,105	5,400,000	$130,349,590	$18,774,760	$149,124,350	$149,125,455

Sale of Shares					3,800,000	112,202,824		112,202,824	112,202,824

Redemption of Shares					(3,000,000)	(84,548,896)		(84,548,896)	(84,548,896)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(923,167)	(923,167)	(923,172)

Net realized gain (loss) on United States Treasury Obligations and Futures			(81)	(81)			(12,242,949)	(12,242,949)	(12,243,030)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			121	121			13,140,976	13,140,976	13,141,097

Net Income (Loss)			35	35			(25,140)	(25,140)	(25,105)

Balance at September 30, 2012	40	$1,000	$140	$1,140	6,200,000	$158,003,518	$18,749,620	$176,753,138	$176,754,278

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

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$(25,105)	$(5,429,440)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(467,612,107)	(569,596,087)
Proceeds from securities sold and matured	465,697,791	567,699,401
Net accretion of discount on United States Treasury Obligations	(74,546)	(113,541)
Net realized (gain) loss on United States Treasury Obligations	(458)	(4,534)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(13,141,097)	29,378,464
Change in operating receivables and liabilities:
Management fee payable	123,442	733
Brokerage fee payable	(4,799)	5,305

Net cash provided by (used for) operating activities	(15,036,879)	21,940,301

Cash flows from financing activities:
Proceeds from sale of Shares	112,202,824	97,117,534
Redemption of Shares	(84,548,896)	(113,525,010)

Net cash provided by (used for) financing activities	27,653,928	(16,407,476)

Net change in cash held by broker	12,617,049	5,532,825
Cash held by broker at beginning of period	10,610,800	18,369,257

Cash held by broker at end of period	$23,227,849	$23,902,082

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

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $176,966,906 (or 100%) and $149,219,440 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,615,850 (or 4.87%) and $9,916,455 (or 6.65%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $308,615 and $332,948, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $966,218 and $1,147,837, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $212,611 and $89,169, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $6,644 and $6,318, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $30,948 and $31,712, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $17 and $4,816, respectively.

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

September 30, 2012

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

September 30, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $8,615,850 and $9,916,455, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2012, the Fund had cash held by the Commodity Broker of $23,227,849. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $10,610,800, of which $7,288,402 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $5,848,195 and a net unrealized depreciation position of $7,288,402, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$147,890,862	$145,897,042
Commodity Futures Contracts (Level 1)	$5,848,195	$(7,288,402)

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

September 30, 2012

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	400,000	—	$11,339,060	$—	3,800,000	3,200,000	$112,202,824	$97,117,534
Shares Redeemed	—	(1,400,000)	—	(40,897,810)	(3,000,000)	(3,800,000)	(84,548,896)	(113,525,010)

Net Increase/ (Decrease)	400,000	(1,400,000)	$11,339,060	$(40,897,810)	800,000	(600,000)	$27,653,928	$(16,407,476)

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$25.28	$29.86	$27.62	$26.90
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.28	(3.97)	1.04	(0.90)
Net investment income (loss)	(0.05)	(0.05)	(0.15)	(0.16)

Net income (loss)	3.23	(4.02)	0.89	(1.06)
Net asset value per Share, end of period	$28.51	$25.84	$28.51	$25.84

Market value per Share, beginning of period	$25.24	$29.73	$27.62	$26.88

Market value per Share, end of period	$28.43	$25.71	$28.43	$25.71

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.74)%	(0.72)%	(0.70)%

Total expenses	0.76%	0.77%	0.77%	0.77%

Total Return, at net asset value **	12.78%	(13.46)%	3.22%	(3.94)%

Total Return, at market value **	12.64%	(13.52)%	2.93%	(4.35)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Energy Fund’s (the “Fund”)forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2012:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	21.65
Heating Oil	22.77
Brent Crude Oil	23.47
RBOB Gasoline	24.33
Natural Gas	7.78

Closing Level as of September 30, 2012:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the energy sector. The DBIQ Optimum Yield Energy Index Total Return™ (the “DBIQ-OY Energy TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Light, Sweet Crude Oil (WTI) Indices	6.03%	(19.29)%	(7.78)%	(17.01)%
Heating Oil Indices	12.51%	(10.84)%	6.41%	2.85%
Brent Crude Oil Indices	15.13%	(12.58)%	8.93%	2.02%

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
RBOB Gasoline Indices	18.63%	(9.28)%	12.59%	6.25%
Natural Gas Indices	7.68%	(15.61)%	(6.71)%	(19.66)%

AGGREGATE RETURN	12.64%	(13.04)%	3.77%	(3.26)%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(15.0) million and $21.9 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $467.6 million was paid to purchase United States Treasury Obligations and $465.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $569.6 million was paid to purchase United States Treasury Obligations and $567.7 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $13.1 million and decreased by $29.4 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $27.7 million and $(16.4) million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $112.2 million and $97.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 12.64% from $25.24 per Share to $28.43 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $24.95 per Share (-1.15%) on July 2, 2012 to a high of $29.53 per Share (+17.00%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 12.78% from $25.28 per Share to $28.51 per Share. Appreciation in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, natural gas and RBOB gasoline during the Three Months Ended September 30, 2012 resulted in an overall 12.64% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Three Months Ended September 30, 2012 was $18.8 million, resulting from $0.03 million of interest income, net realized loss of $3.8 million, net unrealized gain of $22.9 million, and operating expenses of $0.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 2.93% from $27.62 per Share to $28.43 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $23.49 per Share (-14.95%) on June 21, 2012 to a high of $31.41 per Share (+13.72%) on February 24, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 3.22% from $27.62 per Share to $28.51 per Share. Appreciation in the futures contract prices for heating oil, Brent crude oil and RBOB gasoline was partially offset by declining prices in natural gas and light sweet crude oil futures contracts during the Nine Months Ended September 30, 2012 resulting in an overall 3.77% increase in the level of the DBIQ-OY Energy TR™.

Net loss for the Nine Months Ended September 30, 2012 was $0.03 million, resulting from $0.07 million of interest income, net realized loss of $12.2 million, net unrealized gain of $13.1 million, and operating expenses of $1.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$176,966,906	1.30%	$5,350,006	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$149,219,440	1.63%	$7,233,541	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	—	$—
Three Months Ended September 30, 2011	1,400,000	$29.21

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Energy Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Energy Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Energy Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Energy Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Energy Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Energy Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Energy Fund.

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