Form 10-Q
period 2012-09-30
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2012-11-02
CIK 1367306, 1383084

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

Indicate the number of outstanding Shares as of September 30, 2012: 19,200,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $334,461,303 and $357,492,816 respectively)	$334,472,535	$357,493,476
Cash held by broker (restricted $6,011,236 and $0, respectively)	27,391,093	126,742,986
Net unrealized appreciation (depreciation) on futures contracts	12,734,871	(91,385,831)

Deposits with broker	374,598,499	392,850,631

Receivable for LME contracts	6,011,236	—

Total assets	$380,609,735	$392,850,631

Liabilities
Payable for LME contracts	$—	$25,668,750
Management fee payable	407,882	242,179
Brokerage fee payable	80	6,027

Total liabilities	407,962	25,916,956

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	(208)	(251)

Total General shares	792	749

Shares:
Paid in capital—19,200,000 and 19,600,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	366,552,490	372,743,224
Accumulated earnings (deficit)	13,648,491	(5,810,298)

Total Shares	380,200,981	366,932,926

Total shareholders’ equity	380,201,773	366,933,675

Total liabilities and equity	$380,609,735	$392,850,631

Net asset value per share
General shares	$19.80	$18.73
Shares	$19.80	$18.72

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	0.79%	$2,999,988	$3,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	9.20	34,999,545	35,000,000
U.S. Treasury Bills, 0.055% due October 25, 2012	26.70	101,496,245	101,500,000
U.S. Treasury Bills, 0.1% due November 1, 2012	20.51	77,996,334	78,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	1.05	3,999,652	4,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	1.31	4,999,465	5,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	6.71	25,497,501	25,500,000
U.S. Treasury Bills, 0.1% due December 6, 2012	0.79	2,999,589	3,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	0.53	1,999,676	2,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	10.65	40,492,791	40,500,000
U.S. Treasury Bills, 0.11% due December 27, 2012	9.73	36,991,749	37,000,000

Total United States Treasury Obligations (cost $334,461,303)	87.97%	334,472,535

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,250 contracts, settlement date October 14, 2013)	0.96%	$3,656,904
Copper (665 contracts, settlement date March 18, 2013)	(1.22)	(4,632,263)
Zinc (2,537 contracts, settlement date December 17, 2012)	3.61	13,710,230

Net Unrealized Appreciation on Futures Contracts	3.35%	$12,734,871

Net unrealized appreciation is comprised of unrealized gains of $17,850,741 and unrealized losses of $5,115,870.

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

PowerShares DB Base Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$69,763	$54,812	$156,026	$345,247

Expenses
Management Fee	611,670	1,059,476	1,946,360	3,274,091
Brokerage Commissions and Fees	62,266	20,379	81,454	83,522

Total Expenses	673,936	1,079,855	2,027,814	3,357,613

Net investment income (loss)	(604,173)	(1,025,043)	(1,871,788)	(3,012,366)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	235	3,721	1,104	9,360
Futures	(28,942,776)	(8,463,431)	(82,801,757)	35,904,288

Net realized gain (loss)	(28,942,541)	(8,459,710)	(82,800,653)	35,913,648

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,396	(9,132)	10,571	(8,643)
Futures	56,239,996	(112,909,469)	104,120,702	(166,630,357)

Net change in unrealized gain (loss)	56,241,392	(112,918,601)	104,131,273	(166,639,000)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	27,298,851	(121,378,311)	21,330,620	(130,725,352)

Net Income (Loss)	$26,694,678	$(122,403,354)	$19,458,832	$(133,737,718)

See accompanying notes to unaudited financial statements.

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2012	40	$1,000	$(271)	$729	18,200,000	$344,662,686	$(13,046,124)	$331,616,562	$331,617,291

Sale of Shares					2,200,000	43,734,418		43,734,418	43,734,418

Redemption of Shares					(1,200,000)	(21,844,614)		(21,844,614)	(21,844,614)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(604,172)	(604,172)	(604,173)

Net realized gain (loss) on United States Treasury Obligations and Futures			(67)	(67)			(28,942,474)	(28,942,474)	(28,942,541)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			131	131			56,241,261	56,241,261	56,241,392

Net Income (Loss)			63	63			26,694,615	26,694,615	26,694,678

Balance at September 30, 2012	40	$1,000	$(208)	$792	19,200,000	$366,552,490	$13,648,491	$380,200,981	$380,201,773

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

PowerShares DB Base Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$(251)	$749	19,600,000	$372,743,224	$(5,810,298)	$366,932,926	$366,933,675

Sale of Shares					4,600,000	91,768,218		91,768,218	91,768,218

Redemption of Shares					(5,000,000)	(97,958,952)		(97,958,952)	(97,958,952)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(1,871,784)	(1,871,784)	(1,871,788)

Net realized gain (loss) on United States Treasury Obligations and Futures			(183)	(183)			(82,800,470)	(82,800,470)	(82,800,653)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			230	230			104,131,043	104,131,043	104,131,273

Net Income (Loss)			43	43			19,458,789	19,458,789	19,458,832

Balance at September 30, 2012	40	$1,000	$(208)	$792	19,200,000	$366,552,490	$13,648,491	$380,200,981	$380,201,773

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

PowerShares DB Base Metals Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$19,458,832	$(133,737,718)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,000,302,784)	(1,680,683,924)
Proceeds from securities sold and matured	1,023,496,770	1,730,996,429
Net accretion of discount on United States Treasury Obligations	(161,370)	(346,046)
Net realized (gain) loss on United States Treasury Obligations	(1,104)	(9,360)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(104,131,273)	166,639,000
Change in operating receivables and liabilities:
Receivable for LME contracts	(6,011,236)	—
Payable for LME contracts	(25,668,750)	4,692,268
Management fee payable	165,703	23,915
Brokerage fee payable	(5,947)	(952)

Net cash provided by (used for) operating activities	(93,161,159)	87,573,612

Cash flows from financing activities:
Proceeds from sale of Shares	91,768,218	247,106,192
Redemption of Shares	(97,958,952)	(203,672,148)

Net cash provided by (used for) financing activities	(6,190,734)	43,434,044

Net change in cash held by broker	(99,351,893)	131,007,657
Cash held by broker at beginning of period	126,742,986	23,675,399

Cash held by broker at end of period	$27,391,093	$154,683,055

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

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess ReturnTM (the “DBIQ-OY Industrial Metals ERTM”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $374,598,499 (or 98.42%) and $392,850,631 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $28,006,656 (or 7.48%) and $39,472,382 (or 10.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011, respectively. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQTM is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $611,670 and $1,059,476, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $1,946,360 and $3,274,091, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $407,882 and $242,179, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $62,266 and $20,379, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $81,454 and $83,522, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $80 and $6,027, respectively.

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

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

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $28,006,656 and $39,472,382, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2012, the Fund had $27,391,093 of cash held by the Commodity Broker. As of December 31, 2011, the Fund had $126,742,986 of cash held by the Commodity Broker, of which $91,385,831 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

(g) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity future contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2012, the Fund had a receivable from the LME of $6,011,236 related to net realized gains on LME contracts. As of December 31, 2012, the Fund had a payable to the LME of $25,668,750 related to net realized losses on LME contracts.

Certain amounts reported in prior years have been reclassified to conform to the September 30, 2012 presentation. Net income and shareholders’ equity were not affected by these reclassifications.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $12,734,871 and a net unrealized depreciation position of $91,385,831, respectively.

(j) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2012

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$334,472,535	$357,493,476
Commodity Futures Contracts (Level 1)	$12,734,871	$(91,385,831)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	2,200,000	2,400,000	$43,734,418	$56,788,380	4,600,000	10,200,000	$91,768,218	$247,106,192
Shares Redeemed	(1,200,000)	(4,400,000)	(21,844,614)	(96,872,188)	(5,000,000)	(8,800,000)	(97,958,952)	(203,672,148)

Net Increase/ (Decrease)	1,000,000	(2,000,000)	$21,889,804	$(40,083,808)	(400,000)	1,400,000	$(6,190,734)	$43,434,044

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

PowerShares DB Base Metals Fund

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$18.22	$23.93	$18.72	$24.37
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.61	(5.08)	1.18	(5.44)
Net investment income (loss)	(0.03)	(0.04)	(0.10)	(0.12)

Net income (loss)	1.58	(5.12)	1.08	(5.56)
Net asset value per Share, end of period	$19.80	$18.81	$19.80	$18.81

Market value per Share, beginning of period	$18.30	$23.88	$18.65	$24.43

Market value per Share, end of period	$19.80	$18.55	$19.80	$18.55

Ratio to average Net Assets*
Net investment income (loss)	(0.74)%	(0.73)%	(0.72)%	(0.69)%

Total expenses	0.82%	0.77%	0.78%	0.77%

Total Return, at net asset value **	8.67%	(21.40)%	5.77%	(22.81)%

Total Return, at market value **	8.20%	(22.32)%	6.17%	(24.07)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Industrial Metals Index Excess ReturnTM (the “DBIQ-OY Industrial Metals ERTM”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

DBIQTM is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Aluminum	33.33
Zinc	33.33
Copper-Grade A	33.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of September 30, 2012:

Index Commodity	Fund Weight (%)
Aluminum	31.34
Zinc	33.88
Copper-Grade A	34.78

Closing Level as of September 30, 2012:	100.00

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The DBIQ Optimum Yield Industrial Metals Index Total ReturnTM (the “DBIQ-OY Industrial Metals TRTM”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Industrial Metals TRTM and Underlying Index Commodity Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012 and for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Industrial Metals TRTM by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Industrial Metals TRTM), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Industrial Metals TRTM and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012 and for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011

Underlying Index	Aggregate returns for indices in the DBIQ-OY Industrial Metals TRTM
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Aluminum Indices	8.49%	(15.56)%	0.03%	(14.53)%
DB Zinc Indices	10.55%	(21.07)%	11.10%	(25.52)%
DB Copper—Grade A Indices	6.89%	(25.44)%	7.60%	(25.48)%

AGGREGATE RETURN	8.61%	(20.80)%	6.22%	(21.92)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the DBIQ-OY Industrial Metals TRTM. The only difference between (i) the Index and (ii) the DBIQ-OY Industrial Metals TRTM is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBIQ-OY Industrial Metals TRTM does include such a component.The difference between the Index and the DBIQ-OY Industrial Metals TRTM is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the DBIQ-OY Industrial Metals TRTM. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(93.2) million and $87.6 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $1,000.3 million was paid to purchase United States Treasury Obligations and $1,023.5 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $1,680.7 million was paid to purchase United States Treasury Obligations and $1,731.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $104.1 million and decreased by $166.6 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(6.2) million and $43.4 million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $91.8 million and $247.1 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Industrial Metals Index Excess ReturnTM (the “DBIQ-OY Industrial Metals ERTM”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

JUNE, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 8.20% from $18.30 per Share to $19.80 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $17.28 per Share (-5.57%) on August 2, 2012 to a high of $20.25 per Share (+10.66%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 8.67% from $18.22 per Share to $19.80 per Share. Appreciation in the futures contract prices for zinc, copper and aluminum during the Three Months Ended September 30, 2012 resulted in an overall 8.61% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income for the Three Months Ended September 30, 2012 was $26.7 million, resulting from $0.1 million of interest income, net realized loss of $28.9 million and unrealized gain of $56.2 million, and operating expenses of $0.7 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 6.17% from $18.65 per Share to $19.80 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $17.28 per Share (-7.35%) on August 2, 2012 to a high of $21.47 per Share (+15.12%) on January 26 and March 1, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 5.77% from $18.72 per Share to $19.80 per Share. An increase in the futures contract prices for aluminum, zinc and copper during the Nine Months Ended September 30, 2012 resulted in an overall 6.22% increase in the level of the DBLCI-OY Industrial Metals TR™.

Net income for the Nine Months Ended September 30, 2012 was $19.5 million, resulting from $0.2 million of interest income, net realized loss of $82.8 million and unrealized gain of $104.1 million, and operating expenses of $2.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$380,609,735	1.47%	$13,002,864	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$392,850,631	1.59%	$13,449,300	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	1,200,000	$18.20
Three Months Ended September 30, 2011	4,400,000	$22.02

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Base Metals Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Base Metals Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Base Metals Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Base Metals Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Base Metals Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Base Metals Fund.

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