Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2013-02-22
CIK 1367306, 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $1,839,944,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 60,800,000

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

Organization

PowerShares DB Agriculture Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in all eleven commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

The Fund does not employ leverage. As of December 31, 2012 and, 2011, the Fund had $1,662,528,200 (or 99.66%) and $2,035,361,729 (or 99.41%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $98,465,174 (or 5.92%) and $148,081,288 (or 7.28%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2012:

Index Commodity	Fund Weight (%)
Corn	12.11
Soybeans	12.51
Wheat	5.69
Kansas City Wheat	5.80
Sugar	13.33
Cocoa	10.91
Coffee	10.47
Cotton	3.05
Live Cattle	13.14
Feeder Cattle	4.45
Lean Hogs	8.54

Closing Level as of December 31, 2012:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. The Index is comprised of OY Single Commodity Indexes and non-OY Single Commodity Indexes. The Index Commodities that underlie the OY Single Commodity Index are Corn, Soybeans, Wheat, Kansas City Wheat and Sugar. The Index Commodities that underlie the non-OY Single Commodity Indexes are Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs. The OY Single Commodity Indexes are rolled to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each OY Single Commodity Index. As a result, each OY Single Commodity Index is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in all eleven commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing

Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in future contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Fund’s index on the Base Date. The DBIQ Diversified Agriculture Index™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2013, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is June 2013, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2013 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is June 2013, the Delivery Month of an eligible new OY Index Commodity futures contract must be between July 2013 and May 2014. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Month and Letter Codes
Month	Letter Code
January	F
February	G
March	H
April	J
May	K
June	M
July	N
August	Q
September	U
October	V
November	X
December	Z

After selection of the replacement futures contract, each Non-OY Index Commodity futures contract will be rolled as provided in the sub-paragraph “Monthly Index Roll Period with respect to both the OY Index Commodities and Non-OY Index Commodities.”

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2012, 2011 and 2010.

The Administrator, Custodian and Transfer Agent

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

The Administration Agreement will continue in effect unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

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

Pursuant to authority in the CEAct, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund itself is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.dbxus.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

In the aggregate, the Index is composed of 11 Index Commodities, which are all subject to speculative position limits imposed by the CFTC and/or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in all eleven commodities included in the Index (Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Regulations were to go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act. However, on September 28, 2012, a federal court issued an order vacating the Regulations. At this time, it is not certain whether the CFTC will appeal the federal court’s order or propose new position limits rules identical to the Regulations but in conformity with procedural guidelines set forth in the federal court’s order.

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

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the vacated Regulations, the CFTC would have required certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 33,000 – Single Month 33,000 – All Months Combined
Cotton #2	ICE-US (CT)	300 – Spot Month 5,000 – Single Month 5,000 – All Months Combined
Sugar #11	ICE-US (SB)	5,000 – Spot Month
Soybeans	CBOT (S)	600 – Spot Month 15,000 – Single Month 15,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 12,000 – Single Month 12,000 – All Months Combined
Kansas City Wheat	KCB (KW)	600 – Spot Month (Spot month limits go into effect on a contract at the close of trade the day before its first delivery notice day.) 12,000 – Single Month 12,000 – All Months Combined
Cocoa	ICE-US (CC)	1,000 – Notice Period
Coffee	ICE-US (KC)	500 – Notice Period
Live Cattle	CME (LC)	450 – Spot Month (as of the close of business on the first business day following the first Friday of the contract month)
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

“ICE-US” means ICE Futures U.S., Inc., or its successor.

“KCB” means the Board of Trade of Kansas City, Missouri, Inc., or its successor.

“CME” means the Chicago Mercantile Exchange, Inc., or its successor.

[2]	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

Because the Fund may be subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

Under the vacated Regulations, the CFTC, among other things, established speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. Under the vacated regulations, the CFTC also established aggregate position limits for certain other contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Shares.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	10.66%
Average rolling 3 month daily volatility	9.98%
Monthly return volatility	12.70%
Average annual volatility	10.20%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1989	8.35%
1990	7.92%
1991	7.85%
1992	6.93%
1993	8.24%
1994	12.80%
1995	6.78%
1996	7.80%
1997	11.19%
1998	8.06%
1999	10.74%
2000	8.87%
2001	8.38%
2002	9.51%
2003	8.37%
2004	11.01%
2005	9.40%
2006	9.57%
2007	9.36%
2008	21.09%
2009	15.60%
2010	13.55%
2011	13.30%
2012	13.30%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

**	As of December 31, except 1989 which is as of January 18.

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.16% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.07% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 31, 2013. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

An Insolvency Resulting From Another Series in the Trust or the Trust Itself May Have a Material Adverse Effect On the Fund

This Fund is a series or a part of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of this Fund is separate from the assets and liabilities of all other series of the Trust (e.g., the Sectors Funds), as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of one or more of the Sectors Funds, or series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in Federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from one or more of the Sectors Funds in the Trust or the Trust itself may have a material adverse effect on the Fund. The material risks associated with the Sectors Funds have not been included in this disclosure document.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$29.49	$27.59
June 30, 2012	$28.27	$25.80
September 30, 2012	$30.76	$28.47
December 31, 2012	$29.55	$27.95

Quarter ended	High	Low
March 31, 2011	$35.44	$31.57
June 30, 2011	$34.54	$31.74
September 30, 2011	$34.19	$29.67
December 31, 2011	$31.18	$27.61

Holders

As of December 31, 2012, the Fund had 92,210 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2012 or for the Year Ended December 31, 2011.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	20,800,000	$28.35
Year Ended December 31, 2011	69,800,000	$32.09
Year Ended December 31, 2010	45,400,000	$25.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009 and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$1,201,070	$2,132,801	$2,415,375	$2,566,291	$36,857,153
Net investment income (loss)	$(16,458,950)	$(26,045,401)	$(18,349,105)	$(14,303,425)	$20,148,945
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(44,988,375)	$(331,252,321)	$412,761,291	$59,177,905	$(492,148,405)
Net Income (Loss)	$(61,447,325)	$(357,297,722)	$394,412,186	$44,874,480	$(471,999,460)
Net Income (Loss) per Share	$(0.84)	$(3.56)	$5.94	$0.48	$(6.41)
Distribution per Share	$—	$—	$—	$—	$0.45
Net increase (decrease) in cash	$8,854,208	$210,907,413	$(241,997,015)	$(490,852,472)	$732,849,487

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$1,668,149,214	$2,047,361,655	$2,757,107,674	$2,517,607,090	$1,064,540,025
Shares NAV	$27.97	$28.81	$32.37	$26.43	$25.95
General Shares NAV	$27.98	$28.80	$32.38	$26.43	$25.95

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$130,631	$308,253	$396,017	$366,169
Net investment income (loss)	$(4,544,422)	$(3,949,535)	$(4,208,559)	$(3,756,434)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(45,055,549)	$(1,494,809)	$92,082,276	$(90,520,293)
Net Income/(loss)	$(49,599,971)	$(5,444,344)	$87,873,717	$(94,276,727)
Increase/(decrease) in Net Asset Value	$(60,776,964)	$(138,493,352)	$81,539,758	$(255,294,349)
Net Income (loss) per Share	$(0.70)	$0.03	$1.35	$(1.52)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$1,070,615	$629,638	$303,911	$128,637
Net investment income (loss)	$(7,190,235)	$(7,051,179)	$(6,527,788)	$(5,276,199)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$171,344,516	$(231,529,151)	$(187,715,244)	$(83,352,442)
Net Income/(loss)	$164,154,281	$(238,580,330)	$(194,243,032)	$(88,628,641)
Increase/(decrease) in Net Asset Value	$1,236,087,293	$(876,564,128)	$(515,746,266)	$(522,177,559)
Net Income (loss) per Share	$1.85	$(2.22)	$(2.07)	$(1.13)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in all eleven commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Fund’s index on the Base Date.

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

Under the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This report covers the three months ended December 31, 2012, 2011 and 2010 (herein referred to as the “Three Months Ended December 31, 2012”, the “Three Months Ended December 31, 2011” and the “Three Months Ended December 31, 2010”,

respectively), the years ended December 31, 2012, 2011 and 2010 (herein referred to as the “Year Ended December 31, 2012”, the “Year Ended December 31, 2011” and the “Year Ended December 31, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011, and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010 below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011, and Summary of the DBLCI Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
DB Corn Indices	(7.74)%	5.82%	20.10%
DB Soybean Indices	(5.50)%	0.57%	19.19%
DB Wheat Indices	(8.43)%	1.41%	16.77%
DB Kansas City Wheat Indices	(5.23)%	0.14%	19.96%
DB Sugar Indices	(3.63)%	(5.25)%	31.44%
DB Cocoa Indices	(11.30)%	(19.87)%	6.41%
DB Coffee Indices	(19.73)%	(2.41)%	29.89%
DB Cotton Indices	4.64%	(8.15)%	46.81%
DB Live Cattle Indices	3.00%	(2.47)%	4.74%
DB Feeder Cattle Indices	3.15%	0.71%	8.90%
DB Lean Hogs Indices	8.09%	(7.02)%	(2.67)%

AGGREGATE RETURNS	(4.77)%	(3.38)%	17.61%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
DB Corn Indices	19.08%	11.61%	35.22%
DB Soybean Indices	25.71%	(9.34)%	30.19%
DB Wheat Indices	1.66%	(31.47)%	16.01%
DB Kansas City Wheat Indices	4.59%	(19.94)%	34.11%
DB Sugar Indices	(18.06)%	(10.47)%	1.29%
DB Cocoa Indices	3.84%	(32.78)%	4.43%
DB Coffee Indices	(41.86)%	(11.25)%	85.57%
DB Cotton Indices	(18.57)%	(21.61)%	106.01%
DB Live Cattle Indices	(4.34)%	(2.80)%	11.62%
DB Feeder Cattle Indices	(7.92)%	7.98%	18.63%
DB Lean Hogs Indices	(5.64)%	(7.37)%	(41.51)%

AGGREGATE RETURNS	(2.06)%	(10.64)%	21.08%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (“FASB”) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Standard Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, Eastern Standard Time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $326.3 million, $520.5 million, and $(44.6) million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $6,958.3 million was paid to purchase United States Treasury Obligations and $7.453.5 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $12,137.6 million was paid to purchase United States Treasury Obligations and $12,566.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $8,329.0 million was paid to purchase United States Treasury Obligations and $8,192.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $112.3 million, decreased by $505.9 million, and increased by $341.6 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(317.5) million, $(309.6) million, and $(197.4) during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $278.1 million, $1,919.1 million, and $973.9 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010 AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

DECEMBER 31, 2012, 2011 AND 2010 AND

THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBAGIX reflects DBIQ Diversified Agriculture ER™ from January 1, 2011 to December 31, 2012, and DBAGIX reflects DBLCI Diversified Agriculture ER™ from October 19, 2009 to December 31, 2010.

DBIQ Diversified Agriculture Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN SEPTEMBER 2009 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share decreased 3.22% from $28.88 per Share to $27.95 per Share. The Share price high and low for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $30.76 per Share (+6.51%) on September 14, 2012 to a low of $25.80 per Share (-10.66%) on June 1, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -3.22%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share decreased 2.92% from $28.81 per Share to $27.97 per Share. A decrease in the futures contract prices of Sugar, Feeder Cattle, Cotton, Coffee, Live Cattle and Lean Hogs more than offset increases in the futures contract prices of Wheat, Soybean, Kansas City Wheat, Cocoa and Corn during the Year Ended December 31, 2012, resulting in an overall 2.06% decrease in the level of the DBLCI Diversified Agriculture TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -2.92%.

Net loss for the Year Ended December 31, 2012 was $61.4 million, resulting from $1.2 million of interest income, net realized losses of $157.3 million, net change in unrealized gain of $112.3 million and operating expenses of $17.7 million.

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

Net loss for the Year Ended December 31, 2011 was $357.3 million, resulting from $2.1 million of interest income, net realized gains of $174.6 million, change in net unrealized loss of $505.8 million and operating expenses of $28.2 million.

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

Net income for the Year Ended December 31, 2010 was $394.4 million, resulting from $2.4 million of interest income, net realized gains of $71.2 million, change in net unrealized gain of $341.6 million and operating expenses of $20.8 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 4.96% from $29.41 per Share to $27.95 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $29.55 per Share (+0.48%) on October 2, 2012 to a low of $27.95 per Share (-4.96%) on December 31, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -4.96%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 5.15% from $29.49 per Share to $27.97 per Share. A decrease in the futures contract prices of Corn, Soybean, Wheat, Kansas City Wheat, Sugar, Coffee and Cocoa more than offset increases in the futures contract prices of Feeder Cattle, Cotton, Live Cattle and Lean Hogs during the Three Months Ended December 31, 2012, resulting in an overall 4.77% decrease in the level of the DBLCI Diversified Agriculture TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return on a net asset value basis for the Fund was -5.15%.

Net loss for the Three Months Ended December 31, 2012 was $94.3 million, resulting from $0.4 million of interest income, net realized gain of $108.1 million, change in net unrealized losses of $198.7 million and operating expenses of $4.1 million.

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

Net loss for the Three Months Ended December 31, 2011 was $88.6 million, resulting from $0.1 million of interest income, net realized loss of $48.0 million, change in net unrealized losses of $35.3 million and operating expenses of $5.4 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 17.88% from $27.46 per Share to $32.37 per Share. An increase in the futures contract prices of Sugar, Wheat, Kansas City Wheat, Corn, Live Cattle, Feeder Cattle, Cocoa, Coffee, Cotton and Soybeans more than offset decreases in the futures contract prices of Lean Hogs during the Three Months Ended December 31, 2010, resulting in an overall 17.61% increase in the level of the DBLCI Diversified Agriculture TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return on a net asset value basis for the Fund was 17.88%.

Net income for the Three Months Ended December 31, 2010 was $375.8 million, resulting from $0.7 million of interest income, net realized gains of $207.1 million, change in net unrealized gains of $173.4 million and operating expenses of $5.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,668,149,214	0.79%	$30,665,486	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$2,047,361,655	1.01%	$48,220,083	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012 by Index Commodity:

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

We, Martin Kremenstein, Chief Executive Officer, and Michael Gilligan, Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2012.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB Agriculture Fund:

We have audited the internal control over financial reporting of PowerShares DB Agriculture Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Agriculture Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Agriculture Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders of

PowerShares DB Agriculture Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Agriculture Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Agriculture Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Agriculture Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 22, 2013

PowerShares DB Agriculture Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,465,881,153 and $1,959,877,867 respectively)	$1,465,964,764	$1,959,875,160
Cash held by broker	219,761,621	210,907,413
Net unrealized appreciation (depreciation) on futures contracts	(23,198,185)	(135,420,844)

Deposits with broker	1,662,528,200	2,035,361,729

Receivable for securities sold	—	11,999,926
Deposits with Transfer Agent for shares redeemed	5,621,014	—

Total assets	$1,668,149,214	$2,047,361,655

Liabilities
Payable for share redeemed	$5,621,014	$11,525,820
Management fee payable	1,244,355	1,523,526
Brokerage fee payable	204	3,761

Total liabilities	6,865,573	13,053,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	1,119	1,152
Shareholders’ equity - Shares	1,661,282,522	2,034,307,396

Total shareholders’ equity	1,661,283,641	2,034,308,548

Total liabilities and equity	$1,668,149,214	$2,047,361,655

General Shares outstanding	40	40
Shares outstanding	59,400,000	70,600,000

Net asset value per share
General shares	$27.98	$28.80
Shares	$27.97	$28.81

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	26.36%	$438,000,000	$438,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	1.14	18,999,886	19,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	12.94	214,997,635	215,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	14.33	237,995,240	238,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	3.19	52,998,516	53,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.23	36,998,779	37,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	6.92	114,995,630	115,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	12.76	211,988,764	212,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	3.67	60,996,096	61,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	1.93	31,997,760	32,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.77	45,996,458	46,000,000

Total United States Treasury Obligations (cost $1,465,881,153)	88.24%	$1,465,964,764

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (8,174 contracts, settlement date March 13, 2013)	(0.88)%	$(14,570,550)
Coffee (3,252 contracts, settlement date March 18, 2013)	(0.94)	(15,696,525)
Corn (6,764 contracts, settlement date December 13, 2013)	(0.76)	(12,678,313)
Cotton (1,360 contracts, settlement date March 6, 2013)	0.17	2,864,120
Feeder Cattle (967 contracts, settlement date March 28, 2013)	0.11	1,895,813
Lean Hogs (4,149 contracts, settlement date February 14, 2013)	0.20	3,235,270
Lean Hogs (20 contracts, settlement date April 12, 2013)	(0.00)	(15,800)
Live Cattle (4,159 contracts, settlement date February 28, 2013)	0.31	5,227,750
Soybeans (3,217 contracts, settlement date November 14, 2013)	(0.27)	(4,490,350)
Sugar (10,096 contracts, settlement date June 28, 2013)	(0.53)	(8,732,338)
Wheat (2,403 contracts, settlement date July 12, 2013)	0.47	7,730,988
Wheat KCB (2,293 contracts, settlement date July 12, 2013)	0.72	12,031,750

Net Unrealized Depreciation on Futures Contracts	(1.40)%	$(23,198,185)

Net unrealized depreciation is comprised of unrealized losses of $59,244,096 and unrealized gains of $36,045,911.

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

PowerShares DB Agriculture Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$1,201,070	$2,132,801	$2,415,375

Expenses
Management Fee	16,202,363	25,996,639	18,940,346
Brokerage Commissions and Fees	1,457,657	2,181,563	1,824,134

Total Expenses	17,660,020	28,178,202	20,764,480

Net investment income (loss)	(16,458,950)	(26,045,401)	(18,349,105)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	11,358	69,087	9,065
Futures	(157,308,710)	174,541,993	71,121,658
Foreign Currency Translation	—	—	25,116

Net realized gain (loss)	(157,297,352)	174,611,080	71,155,839

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	86,318	(78,661)	40,835
Futures	112,222,659	(505,784,740)	341,564,617

Net change in unrealized gain (loss)	112,308,977	(505,863,401)	341,605,452

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(44,988,375)	(331,252,321)	412,761,291

Net Income (Loss)	$(61,447,325)	$(357,297,722)	$394,412,186

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	(238)

Net Income (Loss) Attributable to PowerShares DB Agriculture Fund	$(61,447,325)	$(357,297,722)	$394,411,948

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2012	40	$1,152	70,600,000	$2,034,307,396	$2,034,308,548
Sale of Shares			9,600,000	278,127,646	278,127,646
Redemption of Shares			(20,800,000)	(589,705,228)	(589,705,228)
Net Income (Loss)
Net investment income (loss)		(9)		(16,458,941)	(16,458,950)
Net realized gain (loss) on United States Treasury Obligations and Futures		(84)		(157,297,268)	(157,297,352)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		60		112,308,917	112,308,977

Net Income (Loss)		(33)		(61,447,292)	(61,447,325)

Balance at December 31, 2012	40	$1,119	59,400,000	$1,661,282,522	$1,661,283,641

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 1, 2011	40	$1,295	83,800,000	$2,712,707,913	$2,712,709,208
Sale of Shares			56,600,000	1,919,052,134	1,919,052,134
Redemption of Shares			(69,800,000)	(2,240,155,072)	(2,240,155,072)
Net Income (Loss)
Net investment income (loss)		(10)		(26,045,391)	(26,045,401)
Net realized gain (loss) on United States Treasury Obligations and Futures		69		174,611,011	174,611,080
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(202)		(505,863,199)	(505,863,401)

Net Income (Loss)		(143)		(357,297,579)	(357,297,722)

Balance at December 31, 2011	40	$1,152	70,600,000	$2,034,307,396	$2,034,308,548

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,057	95,200,000	$2,515,699,725	$2,515,700,782	$1,057	$2,515,701,839
Sale of Shares			34,000,000	973,860,806	973,860,806		973,860,806
Redemption of Shares			(45,400,000)	(1,171,264,328)	(1,171,264,328)		(1,171,264,328)
Net Income (Loss)
Net investment income (loss)		(11)		(18,349,083)	(18,349,094)	(11)	(18,349,105)
Net realized loss on United States Treasury Obligations and Futures		43		71,155,753	71,155,796	43	71,155,839
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		206		341,605,040	341,605,246	206	341,605,452

Net Income (Loss)		238		394,411,710	394,411,948	238	394,412,186

Redemption of non-controlling interest		—		—	—	(1,295)	(1,295)

Balance at December 31, 2010	40	$1,295	83,800,000	$2,712,707,913	$2,712,709,208	$—	$2,712,709,208

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(61,447,325)	$(357,297,722)	$394,412,186
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(6,958,265,186)	(12,137,574,995)	(8,328,985,500)
Proceeds from securities sold and matured	7,453,475,629	12,566,568,854	8,191,519,123
Net accretion of discount on United States Treasury Obligations	(1,202,371)	(2,134,815)	(2,416,705)
Net realized (gain) loss on United States Treasury Obligations	(11,358)	(69,087)	(9,065)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(112,308,977)	505,863,401	(341,605,452)
Change in operating receivables and liabilities:
Receivable for securities sold	11,999,926	(11,999,926)	—
Deposits held by Transfer Agent for shares redeemed	(5,621,014)
Payable to broker	—	(42,559,235)	42,233,607
Management fee payable	(279,171)	(309,912)	264,012
Brokerage fee payable	(3,557)	(2,032)	(4,404)

Net cash provided by (used for) operating activities	326,336,596	520,484,531	(44,592,198)

Cash flows from financing activities:
Proceeds from Sale of Shares	278,127,646	1,919,052,134	973,860,806
Payments for Redemption of Shares	(595,610,034)	(2,228,629,252)	(1,171,264,328)
Redemption of non-controlling interest	—	—	(1,295)

Net cash provided by (used for) financing activities	(317,482,388)	(309,577,118)	(197,404,817)

Net change in cash held by broker	8,854,208	210,907,413	(241,997,015)
Cash held by broker at beginning of period	210,907,413	—	241,997,015

Cash held by broker at end of period	$219,761,621	$210,907,413	$—

See accompanying notes to financial statements.

PowerShares DB Agriculture Fund

Notes to Financial Statements

December 31, 2012

(1) Organization

PowerShares DB Agriculture Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the year ended December 31, 2012 (herein referred to as the “Year Ended December 31, 2012”), the year ended December 31, 2011 (herein referred to as the “Year Ended December 31, 2011”) and the year ended December 31, 2010 (herein referred to as the “Year Ended December 31, 2010”).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2012 and, 2011, the Fund had $1,662,528,200 (or 99.66%) and $2,035,361,729 (or 99.41%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $98,465,174 (or 5.92%) and $148,081,288 (or 7.28%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $16,202,363, of which $1,244,355 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $25,996,639, of which $1,523,526 was payable at December 31, 2011. . During the Year Ended December 31, 2010, the Fund incurred Management Fees of $18,940,346.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $1,457,657, of which $204 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $2,181,563 of which $3,761 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $1,824,134.

The Administrator and Transfer Agent

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

December 31, 2012

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

The presentation of Shareholders’ Equity in prior years has been updated to conform to the December 31, 2012 presentation. Total Shareholders’ Equity was not affected by these changes.

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $98,465,174 and $148,081,288, respectively, which were restricted and held as initial margin of the open futures contracts. The Fund sold $12,000,000 notional amount of United States Treasury Obligations which was unpaid as of December 31, 2011. As a result, a receivable for securities sold is reported for $11,999,926.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012, the Fund had cash held with the Commodity Broker of $219,761,621, of which $23,198,185 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $210,907,413, of which $135,420,844 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011 the futures contracts held by the Fund were in a net unrealized depreciation position of $23,198,185 and a net unrealized depreciation position of $135,420,844, respectively.

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

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2012, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2012, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$1,465,964,764	$1,959,875,160
Commodity Futures Contracts (Level 1)	$(23,198,185)	$(135,420,844)

There were no Level 2 or Level 3 holdings during the years ended December 31, 2012 and 2011.

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

(7) Share Purchases and Redemptions

(a) Purchases

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, Eastern Standard Time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Standard Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund not later than noon, Eastern Standard Time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, Eastern Standard Time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, Eastern Standard Time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, Eastern Standard Time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, Eastern Standard Time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	9,600,000	$278,127,646	56,600,000	$1,919,052,134	34,000,000	$973,860,806
Shares Redeemed	(20,800,000)	(589,705,228)	(69,800,000)	(2,240,155,072)	(45,400,000)	(1,171,264,328)

Net Increase (Decrease)	(11,200,000)	$(311,577,582)	(13,200,000)	$(321,102,938)	(11,400,000)	$(197,403,522)

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

No distributions were paid for the Years Ended December 31, 2012, 2011 and 2010.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2012 and 2011 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2012, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.81	$32.37	$26.43

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(0.59)	(3.28)	6.16
Net investment income (loss)	(0.25)	(0.28)	(0.22)

Net increase (decrease)	(0.84)	(3.56)	5.94

Net asset value per Share, end of period	$27.97	$28.81	$32.37

Market value per Share, beginning of period	$28.88	$32.35	$26.44

Market value per Share, end of period	$27.95	$28.88	$32.35

Ratio to average Net Assets
Net investment income (loss)	(0.86)%	(0.85)%	(0.82)%

Total expenses	0.93%	0.92%	0.93%

Total Return, at net asset value	(2.92)%	(11.00)%	22.47%

Total Return, at market value	(3.22)%	(10.73)%	22.35%

PowerShares DB Agriculture Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 38 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

The information below is provided pursuant to CFTC Rule 4.24 which requires the disclosure of material actions that occurred within the last 5 years, including certain resolved matters.

At any given time and in the ordinary course of their business, Deutsche Bank Securities Inc. (“DBSI”) is involved in and subject to a number of legal actions, administrative proceedings and regulatory examinations, inquiries and investigations, which, in the aggregate, are not, as of the date of this disclosure document, expected to have a material effect upon their condition, financial or otherwise, or to materially impair their ability to perform their obligation as a clearing member or in rendering services to the Fund. Except as disclosed below, there have been no administrative, civil or criminal proceedings pending, on appeal or concluded against DBSI or its principals within the five years preceding the date of this disclosure document that DBSI would deem material for purposes of Part 4 of CFTC regulations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

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

Deutsche Bank and several current or former employees were named as defendants in a putative class action commenced on June 27, 2008, relating to two Deutsche Bank-issued RMBS offerings. Following mediation, the parties agreed to settlement matters of $32.5 million. On July 11, 2012, the settlement received final court approval.

On May 8, 2012, Deutsche Bank reached a settlement with Assured Guaranty Municipal Corporation (Assured) regarding pending and threatened litigation on certain RMBS issued and underwritten by Deutsche Bank that are covered by financial guaranty insurance provided by Assured. Pursuant to this settlement, Deutsche Bank made a payment of $20 million to settle one litigation.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

On February 6, 2012, the United States District Court for the Southern District of New York issued an order dismissing claims brought by Dexia SA/NV and Teachers Insurance and Annuity Association of America, and their affiliates and on January 4, 2013, the court issued an opinion explaining the basis for the order. The court dismissed some of the claims with prejudice and granted the plaintiffs leave to replead other claims. The plaintiffs repled the claims dismissed without prejudice by filing a new complaint on February 4, 2013.

On July 16, 2012, the Fourth Judicial District for the State of Minnesota dismissed Deutsche Bank from a litigation brought by Moneygram Payment Systems, Inc. (Moneygram) relating to investments in RMBS, collateralized debt obligations and credit-linked notes. The court further denied Moneygram’s motion for reconsideration and Moneygram has filed an appeal. On January 11, 2013, Moneygram filed a summons with notice in New York State Supreme Court seeking to assert similar claims to those dismissed in Minnesota.

On February 4, 2013, pursuant to the terms of a settlement agreement, Stichting Pensioenfonds ABP dismissed two lawsuits that had been filed against Deutsche Bank. The terms of the settlement are confidential.

On May 3, 2011, the United States Department of Justice (USDOJ) filed a civil action against Deutsche Bank AG and MortgageIT, Inc. (MIT) in the United States District Court for the Southern District of New York. The USDOJ filed an amended complaint on August 22, 2011. The amended complaint, which asserts claims under the U.S. False Claims Act and common law, alleges that Deutsche Bank AG, DB Structured Products, Inc., MIT, and DBSI submitted false certifications to the Department of Housing and Urban Development’s Federal Housing Administration (FHA) concerning MIT’s compliance with FHA requirements for quality controls and concerning whether individual loans qualified for FHA insurance. As set forth in the amended complaint, the FHA has paid $368 million in insurance claims on mortgages that are allegedly subject to false certifications. The amended complaint seeks recovery of treble damages and indemnification of future losses on loans insured by FHA, and as set forth in the filings, the USDOJ sought over $1 billion in damages. On September 23, 2011, the defendants filed a motion to dismiss the amended complaint. Following a hearing on December 21, 2011, the court granted the USDOJ leave to file a second amended complaint. On May 10, 2012, Deutsche Bank settled this litigation with the USDOJ for $202.3 million.

A number of other entities have threatened to assert claims against Deutsche Bank in connection with various RMBS offerings and other related products and Deutsche Bank has entered into agreements with a number of these entities to all the relevant statute of limitations to toll the relevant statute of limitations. It is possible that these potential claims may have a material impact on Deutsche Bank. In addition, Deutsche Bank has entered into settlement agreements with some of these entities, the financial terms of which are confidential.

Auction Rate Securities

The Bank and DBSI, including a division of DBSI, have been named as defendants in 21 individual actions asserting various claims under the federal securities laws and state common law arising out of the sale of auction rate securities (ARS). Of those 21 actions, three are pending and 18 have been resolved and dismissed with prejudice. The Bank and DBSI were the subjects of a putative class action, filed in the United States District Court for the Southern District of New York, asserting various claims under the federal securities laws on behalf of all persons or entities who purchased and continue to hold ARS offered for sale by the Bank and DBSI between March 17, 2003 and February 13, 2008. In December 2010, the court dismissed the putative class action with prejudice. After initially filing a notice of appeal, the plaintiff voluntarily withdrew and dismissed the appeal in December 2011. The Bank was also named as a defendant, along with ten other financial institutions, in two putative class actions, filed in the United States District Court for the Southern District of New York, asserting violations of the antitrust laws. The putative class actions allege that the defendants conspired to artificially support and then, in February 2008, restrain the ARS market. On or about January 26, 2010, the court dismissed the two putative class actions. The plaintiffs have filed appeals of the dismissals.

Trust Preferred Securities

The Bank and certain of its affiliates and officers, including DBSI, are the subject of a consolidated putative class action, filed in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws on behalf of persons who purchased certain trust preferred securities issued by Deutsche Bank and its affiliates between October 2006 and May 2008. Claims are asserted under sections 11, 12(a)(2), and 15 of the Securities Act of 1933. An amended and consolidated class action complaint was filed on January 25, 2010. On August 19, 2011, the court granted in part and denied in part the defendants’ motion to dismiss following which plaintiffs filed a second amended complaint, which did not include claims based on the October 2006 issuance of securities. On defendant’s motion for reconsideration, the court on August 10, 2012 dismissed the second amended complaint with prejudice. Plaintiffs have sought reconsiderations of this dismissal.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Aravali

DBSI has been named as a respondent in 27 arbitrations seeking damages allegedly sustained from investments in the Aravali Fund (Aravali), a third-party hedge fund sold by DBSI to retail clients. Aravali used a high degree of leverage in investing in municipal bonds to generate return and income, leverage that led to the collapse of the fund when the municipal bond market suffered a decline in the fall of 2008. All 27 of the arbitrations have concluded or have been resolved and have been dismissed with prejudice. One additional Aravali claim has been made although no arbitration has been filed to date in connection with this claim.

Themis

DBSI has been named as a respondent in 16 arbitrations seeking damages for losses sustained through a put spread options investment strategy directed by an independent registered investment advisor, Themis Asset Strategies LLC (Themis), whose principal Derek Clark was a client advisor at DBSI from 2002-2005. Claimants include direct clients of Themis, for whom DBSI performed execution and custody services; customers of DBSI, who participated in the trading program through DBSI’s referral program; and a non-customer whose trades were executed through DBSI’s options desk and delivered to another firm. The put spread options strategy experienced a severe decline during the market turmoil of October 2008, and DBSI discontinued its referral arrangement with Themis in November 2008. Two of the arbitrations are pending and 14 have been resolved and dismissed with prejudice.

Qu v. DBSI

DBSI was named as respondent in an arbitration alleging that DBSI failed to sell an equity position held by the claimant, Dr. Xiaohua Qu (the Chief Executive Officer of Canadian Solar), in accordance with the terms of a Rule 10b5-1 sales plan agreement. Claimant sought compensatory damages in excess of $10 million plus punitive damages and costs and fees. DBSI and Dr. Qu entered into a settlement agreement resolving the matter, the financial terms of which are confidential.

MF Global Litigations

DBSI, along with numerous other securities firms and individuals, has been named as a defendant in a consolidated class action lawsuit pending in the United States District Court for the Southern District of New York. The lawsuit is purportedly brought on behalf of investors in certain debt securities issued by MF Global Holdings Ltd. DBSI is being sued as an underwriter for two of the three debt offerings that are the subject of the lawsuit. The lawsuit alleges material misstatements and omissions in a registration statement and prospectuses. A consolidated amended complaint has been filed, and a motion to dismiss by the underwriter defendants is pending.

SPhinX

DBSI is the subject of a litigation filed in the United States District Court for the Southern District of New York by the Joint Official Liquidators (JOLs) of the SPhinX family of hedge funds (SPhinX) arising from losses allegedly suffered by SPhinX when SPhinX assets were transferred from segregated accounts at Refco LLC to unprotected accounts at Refco Capital Markets, Ltd. According to the complaint, the JOLs filed the action to recover (i) $263 million plus interest in damages suffered by SPhinX, (ii) the lost business enterprise value and deepening insolvency damages suffered by SPhinX’s investment manager, PlusFunds Group, Inc., and (iii) damages suffered by a group of SPhinX investors that assigned claims to the JOLs. The complaint included claims for breach of fiduciary duty, fraud/misrepresentation, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, aiding and abetting conversion, breach of contract/breach of implied covenant of good faith and fair dealing, and declaratory relief on Deutsche Bank’s indemnity claims against SPhinX. On November 1, 2011, the court dismissed all claims, except for the claim for aiding and abetting fraud and further limited that claim to losses suffered by SPhinX with respect to assets placed at Refco LLC. On December 26, 2012, the court issued an order granting Deutsche Bank’s motion for summary judgment and dismissed the aiding and abetting fraud claim. As a result, all claims against Deutsche Bank have been dismissed. The dismissal becomes final when the court issues a written opinion explaining the rulings in the December 26, 2012 order.

Insurative v. DBSI

DBSI and one of its former employees are named as defendants in a lawsuit brought by Insurative Premium Finance (Jersey) Limited in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for fraudulent misrepresentation, tortious interference with advantageous business relations, unfair and deceptive acts or practices, promissory estoppel, breach of contract, breach of duty of good faith and negligent supervision, all arising from the former employee’s alleged involvement in a fraudulent scheme involving the purchase of premium life insurance policies by clients of DBSI. Insurative alleges that it was contracted to provide the financing for the life insurance policies and that it suffered lost profits when the clients terminated the financing arrangement. Insurative seeks $38 million in alleged lost profits and treble damages. On December 18, 2012, the Magistrate Judge assigned to the case issued a report recommending that the District Court Judge grant DBSI’s motion to dismiss as to all claims except for unfair and deceptive acts or practices and negligent supervision. Insurative has filed objections to the Magistrate Judge’s report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Martin Kremenstein	36	Chief Executive Officer, Chief Investment Officer, Managing Director and Member of the Board of Managers
Alex Depetris	32	Chief Operating Officer, Director and Member of the Board of Managers
Michael Gilligan	46	Chief Financial Officer, Director and Member of the Board of Managers

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as a Managing Director in the DBX Group with responsibility for providing cross-asset investment solutions in the Americas. Mr. Kremenstein also serves as the DBX Americas Head of Passive Investments (also known as DBX Group). The Passive Investments Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Executive Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG, a large international financial institution, in June 2008 and serves as a Director in the DBX Group with responsibility for providing cross-asset investment solutions in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Depetris serves as Chief Operating Officer and Director of the Managing Owner and is responsible for its general oversight and strategy. From June 9, 2008 to January 31, 2012, Mr. Depetris served as a Vice President of the Managing Owner and was responsible for the daily oversight of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and an associate member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Chief Financial Officer of the Managing Owner. Mr. Gilligan also serves as a Director of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks, his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $16,202,159 of which $14,958,008 had been paid at December 31, 2012. Management Fees of $1,244,355 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $1,457,657 of which $1,457,453 had been paid at December 31, 2012. Brokerage commissions of $204 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2012, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2012		Fiscal Year Ended December 31, 2011
Audit Fees		$100,600		$100,600
Audit-Related Fees		$2,536	$
Tax Fees	$		$
All Other Fees	$		$

Total		$103,136		$100,600

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [2]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments of PowerShares DB Agriculture Fund - December 31, 2012, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund - December 31, 2011, (iv) the Statements of Income and Expenses of PowerShares DB Agriculture Fund - Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund - Year Ended December 31, 2010, (viii) the Statements of Cash Flows of PowerShares DB Agriculture Fund - Years Ended December 31, 2012, 2011 and 2010, (ix) Notes to Financial Statements of PowerShares DB Agriculture Fund.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33238) on February 28, 2011 and incorporated herein by reference.

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

Dated: February 22, 2013