Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2013-03-01
CIK 1367306, 1383055

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $342,116,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 8,800,000

ii

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $517,257,805 (or 100%) and $458,370,973 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $23,166,000 (or 4.48%) and $33,839,775 (or 7.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

On the first New York business day (the “Verification Date”) of each month, the Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2013, and the Delivery Month of the Index Commodity futures contract currently in such Index is June 2013, a new Index Commodity futures contract with a later Delivery Month will be selected.

For the underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2013 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2013, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2013and May 2014. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	15.23%
Average rolling 3 month daily volatility	14.12%
Monthly return volatility	15.53%
Average annual volatility	14.23%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1988	11.42%
1989	13.16%
1990	17.65%
1991	12.67%
1992	8.32%
1993	14.43%
1994	9.59%
1995	6.63%
1996	6.18%
1997	12.59%
1998	12.82%
1999	17.33%
2000	15.03%
2001	14.42%
2002	13.44%
2003	16.66%
2004	16.25%
2005	12.39%
2006	22.81%
2007	13.91%
2008	25.53%
2009	18.40%
2010	13.28%
2011	17.47%
2012	13.46%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes means the following:

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

***	As of December 31, except 1998 which is as of July 31.

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

An Insolvency Resulting From Another Series in the Trust or the Trust Itself May Have a Material Adverse Effect On the Fund.

The Fund is a series or a part of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund is separate from the assets and liabilities of all other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of another series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in Federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from another series in the Trust or the Trust itself may have a material adverse effect on the Fund.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$62.07	$55.79
June 30, 2012	$58.11	$53.20
September 30, 2012	$61.24	$54.11
December 31, 2012	$61.70	$56.54

Quarter ended	High	Low
March 31, 2011	$50.60	$46.22
June 30, 2011	$54.87	$50.18
September 30, 2011	$66.33	$52.14
December 31, 2011	$62.90	$53.87

Holders

As of December 31, 2012, the Fund had 7,696 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	3,200,000	$56.24
Year Ended December 31, 2011	3,200,000	$50.70
Year Ended December 31, 2010	1,800,000	$41.24

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$276,517	$163,410	$254,010	$161,516	$1,097,907
Net investment income (loss)	$(2,827,604)	$(2,432,687)	$(1,476,569)	$(511,044)	$690,910
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$21,053,883	$9,472,301	$57,141,993	$26,083,604	$2,161,236
Net Income (Loss)	$18,226,279	$7,039,614	$55,665,424	$25,572,560	$2,852,146
Net Income (Loss) per Share	$2.91	$4.33	$10.93	$7.09	$0.89
Distribution per Share	$—	$—	$—	$—	$0.26
Net increase (decrease) in cash	$(20,485,289)	$18,641,667	$32,656,223	$(33,461,910)	$33,461,910

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$517,257,805	$458,370,973	$331,508,565	$194,392,867	$83,693,739
Shares NAV	$57.44	$54.53	$50.20	$39.27	$32.18
General Shares NAV	$57.45	$54.53	$50.20	$39.28	$32.18

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$25,159	$67,807	$79,803	$103,748
Net investment income (loss)	$(782,904)	$(592,193)	$(631,569)	$(820,938)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$25,095,371	$(16,205,557)	$40,231,422	$(28,067,353)
Net Income/(loss)	$24,312,467	$(16,797,750)	$39,599,853	$(28,888,291)
Increase/(decrease) in Net Asset Value	$(41,266,263)	$(73,557,800)	$96,118,784	$77,589,628
Net Income (loss) per Share	$3.36	$(2.53)	$5.66	$(3.58)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$86,295	$42,185	$21,012	$13,918
Net investment income (loss)	$(457,190)	$(446,325)	$(668,267)	$(860,905)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(408,110)	$10,756,582	$20,477,290	$(21,353,461)
Net Income/(loss)	$(865,300)	$10,310,257	$19,809,023	$(22,214,366)
Increase/(decrease) in Net Asset Value	$(108,688,114)	$40,728,013	$144,599,175	$50,121,775
Net Income (loss) per Share	$0.39	$2.08	$3.99	$(2.13)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance Summary

This Report covers the three months ended December 31, 2012, 2011 and 2010 (herein referred to as the “Three Months Ended December 31, 2012,” the “Three Months Ended December 31, 2011” and the “Three Months Ended December 31, 2010,” respectively), the years ended December 31, 2012, 2011 and 2010 (herein referred to as the “Year Ended December 31, 2012,” the “Year Ended December 31, 2011” and the “Year Ended December 31, 2010,” respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations.” Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. In turn, the Index is intended to reflect the gold sector. The DBIQ Optimum Yield Gold Total Return™ (the “DBIQ-OY Gold TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Gold Excess Return™ (the “DBLCI-OY Gold ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index—Optimum Yield Gold Total Return™ (“DBLCI-OY TR™”) and DBIQ-OY Gold TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Gold TR™ and DBLCI-OY Gold TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Gold TR™ and DBLCI-OY Gold TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Gold TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Years Ended December 31, 2010

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*
DB Gold Indices	(5.61)%	(3.53)%	8.45%

AGGREGATE RETURN	(5.61)%	(3.53)%	8.45%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010*
DB Gold Indices	6.10%	9.48%	28.92%

AGGREGATE RETURN	6.10%	9.48%	28.92%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Gold Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY GC ER™.

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

Operating Activities

Net cash flow used for operating activities was $61.1 million, $101.1 million and $62.3 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $1,613.7 million was paid to purchase United States Treasury Obligations and $1,559.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $1,308.9 million was paid to purchase United States Treasury Obligations and $1,157.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $913.7 million was paid to purchase United States Treasury Obligations and $798.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $24.4 million, decreased by $43.9 million and $11.5 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $40.7 million, $119.7 million and $95.0 million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $220.6 million, $282.0 million and $169.2 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010, AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

DECEMBER 31, 2012, 2011 AND 2010 AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DGLDIX reflects DBIQ OY GC ER™ from January 1, 2011 to December 31, 2012 and DGLDIX reflects DBLCI-OY GC ER™ from January 3, 2007 to December 31, 2010.

DBIQ Optimum Yield Gold Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN MAY 2006 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 5.33% from $54.45 per Share to $57.35 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $53.20 per Share (-2.30%) on May 16, 2012 to a high of $62.07 per Share (+13.99%) on February 28, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was +5.33%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 5.34% from $54.53 per Share to $57.44 per Share. Appreciation in the price of gold futures contracts during the Year Ended December 31, 2012 contributed to an overall 6.10% increase in the level of the DBIQ-OY Gold TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was +5.33%.

Net income for the Year Ended December 31, 2012 was $18.2 million, resulting from $0.3 million of interest income, net realized losses of $3.4 million, net change in unrealized gains of $24.4 million and operating expenses of $3.1 million.

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

Net income for the Year Ended December 31, 2011 was $7.0 million, resulting from $0.1 million of interest income, net realized gains of $53.3 million, net change in unrealized losses of $43.8 million and operating expenses of $2.6 million.

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

Net income for the Year Ended December 31, 2010 was $55.7 million, resulting from $0.3 million of interest income, net realized gains of $68.6 million, net change in unrealized losses of $11.5 million and operating expenses of $1.7 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 6.11% from $61.08 per Share to $57.35 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $61.70 per Share (+1.02%) on October 4, 2012 to a low of $56.54 per Share (-7.43%) on December 20, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -6.11%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 5.87% from $61.02 per Share to $57.44 per Share. Depreciation in the price of gold futures contracts during the Three Months Ended December 31, 2012 contributed to an overall 5.61% decrease in the level of the DBIQ-OY Gold TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -5.87%.

Net loss for the Three Months Ended December 31, 2012 was $28.9 million, resulting from $0.1 million of interest income, net realized gains of $14.8 million, net change in unrealized losses of $42.9 million and operating expenses of $0.9 million.

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

Net loss for the Three Months Ended December 31, 2011 was $22.2 million, resulting from $0.1 million of interest income, net realized losses of $0.8 million, net change in unrealized losses of $20.6 million and operating expenses of $0.9 million.

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

Net income for the Three Months Ended December 31, 2010 was $24.6 million, resulting from $0.1 million of interest income, net realized gains of $25.8 million, net change in unrealized losses of $0.7 million and operating expenses of $0.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$517,257,805	1.03%	$12,446,089	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$458,370,973	1.34%	$14,088,586	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of December 31, 2012 relating to the Index Commodity is as follows:

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Gold Fund:

We have audited the internal control over financial reporting of PowerShares DB Gold Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Gold Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Gold Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Gold Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Gold Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Gold Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Gold Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $495,451,201 and $440,492,093 respectively)	$495,480,854	$440,490,253
Cash held by broker	30,812,601	51,297,890
Net unrealized appreciation (depreciation) on futures contracts	(9,035,650)	(33,417,170)

Deposits with broker	517,257,805	458,370,973

Total assets	$517,257,805	$458,370,973

Liabilities
Management fee payable	$315,008	$305,020
Brokerage fee payable	582	8,087

Total liabilities	315,590	313,107

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	2,298	2,181
Shareholders’ equity—Shares	516,939,917	458,055,685

Total shareholders’ equity	516,942,215	458,057,866

Total liabilities and equity	$517,257,805	$458,370,973

General Shares outstanding	40	40
Shares outstanding	9,000,000	8,400,000
Net asset value per share
General shares	$57.45	$54.53
Shares	$57.44	$54.53

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	22.05%	$114,000,000	$114,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	5.61	28,999,826	29,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	2.52	12,999,909	13,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	2.22	11,499,874	11,500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.26	21,999,560	22,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	2.32	11,999,664	12,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	4.84	24,999,175	25,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	2.32	11,999,544	12,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	4.84	24,999,000	25,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	7.35	37,997,986	38,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	11.99	61,996,032	62,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	12.38	63,995,520	64,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	13.15	67,994,764	68,000,000

Total United States Treasury Obligations (cost $495,451,201)	95.85%	$495,480,854

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (3,120 contracts, settlement date August 28, 2013)	(1.75)%	$(9,035,650)

Net Unrealized Depreciation on Futures Contracts	(1.75)%	$(9,035,650)

Net unrealized depreciation is comprised of unrealized losses of $9,151,570 and unrealized gains of $115,920.

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

PowerShares DB Gold Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$276,517	$163,410	$254,010

Expenses
Management Fee	3,041,610	2,545,670	1,649,412
Brokerage Commissions and Fees	62,511	50,427	81,167

Total Expenses	3,104,121	2,596,097	1,730,579

Net investment income (loss)	(2,827,604)	(2,432,687)	(1,476,569)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	80	5,646	(205)
Futures	(3,359,210)	53,298,020	68,634,990

Net realized gain (loss)	(3,359,130)	53,303,666	68,634,785

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	31,493	(15,575)	9,388
Futures	24,381,520	(43,815,790)	(11,502,180)

Net change in unrealized gain (loss)	24,413,013	(43,831,365)	(11,492,792)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	21,053,883	9,472,301	57,141,993

Net Income (Loss)	$18,226,279	$7,039,614	$55,665,424

Less: net income attributed to the non-controlling interest in subsidiary—related party	—	—	(437)

Net Income (Loss) Attributable to PowerShares DB Gold Fund	$18,226,279	$7,039,614	$55,664,987

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$2,181	8,400,000	$458,055,685	$458,057,866
Sale of Shares			3,800,000	220,617,996	220,617,996
Redemption of Shares			(3,200,000)	(179,959,926)	(179,959,926)
Net Income (Loss)
Net investment income (loss)		(18)		(2,827,586)	(2,827,604)
Net realized gain (loss) on United States Treasury Obligations and Futures		(22)		(3,359,108)	(3,359,130)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		157		24,412,856	24,413,013

Net Income (Loss)		117		18,226,162	18,226,279

Balance at December 31, 2012	40	$2,298	9,000,000	$516,939,917	$516,942,215

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$2,008	6,600,000	$331,295,009	$331,297,017
Sale of Shares			5,000,000	281,955,677	281,955,677
Redemption of Shares			(3,200,000)	(162,234,442)	(162,234,442)
Net Income (Loss)
Net investment income (loss)		(60)		(2,432,627)	(2,432,687)
Net realized gain (loss) on United States Treasury Obligations and Futures		1,310		53,302,356	53,303,666
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures		(1,077)		(43,830,288)	(43,831,365)

Net Income (Loss)		173		7,039,441	7,039,614

Balance at December 31, 2011	40	$2,181	8,400,000	$458,055,685	$458,057,866

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,571	4,600,000	$180,661,389	$180,662,960	$1,571	$180,664,531
Sale of Shares			3,800,000	169,204,422	169,204,422		169,204,422
Redemption of Shares			(1,800,000)	(74,235,352)	(74,235,352)		(74,235,352)
Net Income (Loss)
Net investment income (loss)		(12)		(1,476,545)	(1,476,557)	(12)	(1,476,569)
Net realized loss on United States Treasury Obligations and Futures		539		68,633,707	68,634,246	539	68,634,785
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(90)		(11,492,612)	(11,492,702)	(90)	(11,492,792)

Net Income (Loss)		437		55,664,550	55,664,987	437	55,665,424

Redemption of non-controlling interest		—		—	—	(2,008)	(2,008)

Balance at December 31, 2010	40	$2,008	6,600,000	$331,295,009	$331,297,017	$—	$331,297,017

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$18,226,279	$7,039,614	$55,665,424
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,613,677,218)	(1,308,877,571)	(913,694,538)
Proceeds from securities sold and matured	1,558,995,060	1,156,994,521	797,996,076
Net accretion of discount on United States Treasury Obligations	(276,870)	(163,410)	(254,010)
Net realized (gain) loss on United States Treasury Obligations	(80)	(5,646)	205
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(24,413,013)	43,831,365	11,492,792
Change in operating receivables and liabilities:
Payable to broker	—	—	(13,645,890)
Management fee payable	9,988	98,417	127,313
Brokerage fee payable	(7,505)	3,142	1,789

Net cash provided by (used for) operating activities	(61,143,359)	(101,079,568)	(62,310,839)

Cash flows from financing activities:
Proceed from sale of Shares	220,617,996	281,955,677	169,204,422
Payments for redemption of Shares	(179,959,926)	(162,234,442)	(74,235,352)
Redemption of non-controlling interest	—	—	(2,008)

Net cash provided by (used for) financing activities	40,658,070	119,721,235	94,967,062

Net change in cash held by broker	(20,485,289)	18,641,667	32,656,223
Cash held by broker at beginning of period	51,297,890	32,656,223	—

Cash held by broker at end of period	$30,812,601	$51,297,890	$32,656,223

See accompanying notes to financial statements.

PowerShares DB Gold Fund

Notes to Financial Statements

December 31, 2012

(1) Organization

PowerShares DB Gold Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $517,257,805 (or 100%) and $458,370,973 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $23,166,000 (or 4.48%) and $33,839,775 (or 7.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $3,041,610, of which $315,008 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $2,545,670, of which $305,020 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $1,649,412.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $62,511, of which $582 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $50,427, of which $8,087 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $81,167.

The Administrator, the Custodian and Transfer Agent

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $23,166,000 and $33,839,775, respectively, which were restricted and held as initial margin for the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012 the Fund had cash held with the Commodity Broker of $30,812,601, of which $9,035,650 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $51,297,890, of which $33,417,170 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $9,035,650 and $33,417,170 respectively.

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

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract by contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2012, 2011 and 2010.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c). Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$495,480,854	$440,490,253
Commodity Futures Contracts (Level 1)	$(9,035,650)	$(33,417,170)

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	3,800,000	$220,617,996	5,000,000	$281,955,677	3,800,000	$169,204,422
Shares Redeemed	(3,200,000)	(179,959,926)	(3,200,000)	(162,234,442)	(1,800,000)	(74,235,352)

Net Increase/(Decrease)	600,000	$40,658,070	1,800,000	$119,721,235	2,000,000	$94,969,070

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended	Year Ended	Year Ended December 31, 2010
	December 31, 2012	December 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$54.53	$50.20	$39.27
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.31	4.73	11.23
Net investment income (loss)	(0.40)	(0.40)	(0.30)

Net increase	2.91	4.33	10.93

Net asset value per Share, end of period	$57.44	$54.53	$50.20

Market value per Share, beginning of period	$54.45	$50.16	$39.22

Market value per Share, end of period	$57.35	$54.45	$50.16

Ratio to average Net Assets
Net investment income (loss)	(0.70)%	(0.71)%	(0.67)%

Total expenses	0.76%	0.76%	0.78%

Total Return, at net asset value	5.34%	8.63%	27.83%

Total Return, at market value	5.33%	8.55%	27.89%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 35 of this Form 10-K.

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

Trust Preferred Securities

The Bank and certain of its affiliates and officers, including DBSI, are the subject of a consolidated putative class action, filed in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws on behalf of persons who purchased certain trust preferred securities issued by Deutsche Bank and its affiliates between October 2006 and May 2008. Claims are asserted under sections 11, 12(a)(2), and 15 of the Securities Act of 1933. An amended and consolidated class action complaint was filed on January 25, 2010. On August 19, 2011, the court granted in part and denied in part the defendants’ motion to dismiss following which plaintiffs filed a second amended complaint, which did not include claims based on the October 2006 issuance of securities. On defendant’s motion for reconsideration, the court on August 10, 2012 dismissed the second amended complaint with prejudice. Plaintiff s have sought reconsiderations of this dismissal.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $3,041,610 of which $2,726,602 had been paid at December 31, 2012. Management Fees of $315,008 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $62,511 of which $61,929 had been paid at December 31, 2012. Brokerage commissions of $582 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%
Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$100,600	$100,600
Audit-Related Fees	$5,494	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$106,094	$100,600

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

(a)(1) Financial Statements

See financial statements commencing on page 33 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [2]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition—December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments—December 31, 2012, (iii) the Schedule of Investments—December 31, 2011, (iv) the Statements of Income and Expenses—Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2010, (viii) the Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33231) on March 14, 2011 and incorporated herein by reference.

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

Dated: March 1, 2013