Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2013-03-01
CIK 1367306, 1383057

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $337,156,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 5,200,000

ii

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Further, in the event the Fund invests in Alternative Futures Contracts as described above, that trade on a U.S. exchange, the CFTC and commodity exchanges may impose position limits on market participants trading in the Index Commodity. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund the composition of the Index on the Base Date.

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $354,256,954 (or 100%) and $454,297,809 (or 97.64%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation /depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,351,850 (or 5.18%) and $42,518,250 (or 9.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2012:

Index Commodity	Fund Weight (%)
Gold	80.54
Silver	19.46

Closing Level as at December 31, 2012:	100.00

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

For each underlying Index Commodity of the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2013 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2013, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2013 and May 2014. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.58%
Average rolling 3-month daily volatility	15.50%
Monthly return volatility	17.01%
Average annual volatility	15.43%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1988	11.17%
1989	13.57%
1990	16.71%
1991	13.63%
1992	8.90%
1993	16.81%
1994	12.08%
1995	9.89%
1996	7.74%
1997	13.51%
1998	14.60%
1999	16.54%
2000	14.01%
2001	13.79%
2002	13.51%
2003	16.17%
2004	19.48%
2005	13.23%
2006	25.97%
2007	14.96%
2008	27.33%
2009	20.44%
2010	15.22%
2011	21.17%
2012	15.35%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels
**	Volatility, for these purposes means the following:

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

***	As of December 31, except 1998 which is as of July 31, 1988.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$63.42	$55.59
June 30, 2012	$58.77	$52.63
September 30, 2012	$61.83	$53.26
December 31, 2012	$62.33	$56.27

Quarter ended	High	Low
March 31, 2011	$54.39	$47.03
June 30, 2011	$61.75	$54.22
September 30, 2011	$69.39	$54.31
December 31, 2011	$63.40	$53.36

Holders

As of December 31, 2012, the Fund had 25,291 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	3,600,000	$56.48
Year Ended December 31, 2011	6,600,000	$55.94
Year Ended December 31, 2010	2,800,000	$38.46

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$220,799	$263,059	$305,585	$194,798	$1,533,696
Net investment income (loss)	$(2,671,730)	$(3,571,953)	$(1,979,135)	$(1,009,275)	$778,922
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$22,388,684	$(4,584,911)	$98,489,853	$28,232,317	$(12,504,308)
Net Income (Loss)	$19,716,954	$(8,156,864)	$96,510,718	$27,223,042	$(11,725,386)
Net Income (Loss) per Share	$3.03	$2.25	$14.19	$7.90	$(0.93)
Distribution per Share	$—	$—	$—	$—	$0.27
Net increase (decrease) in cash	$20,224,757	$18,426,435	$46,738,919	$(10,694,097)	$9,363,988

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$354,256,954	$465,297,742	$404,445,275	$273,306,954	$77,344,064
Shares NAV	$57.10	$54.07	$51.82	$37.63	$29.73
General Shares NAV	$57.10	$54.08	$51.83	$37.63	$29.73

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$25,463	$58,339	$66,459	$70,538
Net investment income (loss)	$(834,972)	$(604,608)	$(560,805)	$(671,345)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$35,863,438	$(25,100,361)	$40,417,072	$(28,791,465)
Net Income/(loss)	$35,028,466	$(25,704,969)	$39,856,267	$(29,462,810)
Increase/(decrease) in Net Asset Value	$(33,584,958)	$(82,285,823)	$19,033,010	$(3,288,439)
Net Income (loss) per Share	$4.34	$(3.85)	$7.04	$(4.50)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$111,618	$69,705	$57,185	$24,551
Net investment income (loss)	$(573,128)	$(858,070)	$(1,158,446)	$(982,309)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$14,628,164	$(16,861,202)	$22,144,222	$(24,496,095)
Net Income/(loss)	$14,055,036	$(17,719,272)	$20,985,776	$(25,478,404)
Increase/(decrease) in Net Asset Value	$(65,807,144)	$212,715,842	$(41,877,328)	$(55,079,144)
Net Income (loss) per Share	$2.76	$0.53	$1.47	$(2.51)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*
DB Gold Indices	(5.61)%	(3.53)%	8.45%
DB Silver Indices	(12.59)%	(7.07)%	41.59%

AGGREGATE RETURN	(7.03)%	(4.21)%	14.90%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010*
DB Gold Indices	6.10%	9.48%	28.92%
DB Silver Indices	7.77%	(10.24)%	82.53%

AGGREGATE RETURN	6.39%	5.18%	38.83%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Precious Metals ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $150.9 million, $(50.5) million, and $2.5 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $1,359.7 million was paid to purchase United States Treasury Obligations and $1,520.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $1,959.8 million was paid to purchase United States Treasury Obligations and $1,856.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,066.7 million was paid to purchase United States Treasury Obligations and $991.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $39.7 million, decreased by $72.6 million and increased by $8.4 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(130.7) million, $68.9 million and $44.3 million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $83.5 million, $427.3 million and $152.0 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBPGIX reflects DBIQ-OY Precious Metals ER™ from January 1, 2011 to December 31, 2012 and DBAGIX reflects DBLCI-OY Precious Metals ER™ from January 3, 2007 to December 31, 2010.

DBIQ–Optimum Yield Precious Metals Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 5.96% from $53.88 per Share to $57.09 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $52.63 per Share (-2.32%) on May 16, 2012 to a high of $63.42 per Share (+17.71%) on February 28, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was +5.96%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 5.60% from $54.07 per Share to $57.10 per Share. Appreciation in the prices of gold and silver futures contracts during the Year Ended December 31, 2012 contributed to an overall 6.39% increase in the level of the DBIQ-OY Precious Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was 5.60%.

Net income for the Year Ended December 31, 2012 was $19.7 million, resulting from $0.2 million of interest income, net realized losses of $17.3 million, net change in unrealized gains of $39.7 million and operating expenses of $2.9 million.

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

Net loss for the Year Ended December 31, 2011 was $8.2 million, resulting from $0.3 million of interest income, net realized gains of $68.0 million, net change in unrealized losses of $72.7 million and operating expenses of $3.8 million.

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

Net income for the Year Ended December 31, 2010 was $96.5 million, resulting from $0.3 million of interest income, net realized gains of $90.1 million, net change in unrealized gains of $8.4 million and operating expenses of $2.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 7.41% from $61.66 per Share to $57.09 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $62.33 per Share (+1.09%) on October 4, 2012 to a low of $56.27 per Share (-8.74%) on December 20, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -7.41%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 7.31% from $61.60 per Share to $57.10 per Share. Depreciation in the prices of gold and silver futures contracts during the Three Months Ended December 31, 2012 contributed to an overall 7.03% decrease in the level of the DBIQ-OY Precious Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -7.31%.

Net loss for the Three Months Ended December 31, 2012 was $29.5 million, resulting from $0.01 million of interest income, net realized gains of $3.2 million, net change in unrealized losses of $32.0 million and operating expenses of $0.7 million.

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

Net loss for the Three Months Ended December 31, 2011 was $25.5 million, resulting from $0.02 million of interest income, net realized losses of $17.0 million, net change in unrealized losses of $7.5 million and operating expenses of $1.0 million.

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

Net income for the Three Months Ended December 31, 2010 was $49.2 million, resulting from $0.1 million of interest income, net realized gains of $47.3 million, net change in unrealized gains of $2.5 million and operating expenses of $0.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$354,256,954	1.17%	$9,670,362	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$465,297,742	1.63%	$17,393,602	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Precious Metals Fund:

We have audited the internal control over financial reporting of PowerShares DB Precious Metals Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Precious Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Precious Metals Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Precious Metals Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Precious Metals Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York March 1, 2013

PowerShares DB Precious Metals Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $277,480,954 and $437,494,687 respectively)	$277,495,828	$437,494,520
Cash held by broker	85,390,111	65,165,354
Net unrealized appreciation (depreciation) on futures contracts	(8,628,985)	(48,362,065)

Deposits with broker	354,256,954	454,297,809

Receivable for securities sold	—	10,999,933

Total assets	$354,256,954	$465,297,742

Liabilities
Payable for shares redeemed	$—	$10,813,002
Management fee payable	234,540	329,420
Brokerage fee payable	406	7,102

Total liabilities	234,946	11,149,524

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity-General Shares	2,284	2,163
Shareholders’ equity-Shares	354,019,724	454,146,055

Total shareholders’ equity	354,022,008	454,148,218

Total liabilities and equity	$354,256,954	$465,297,742

General Shares outstanding	40	40
Shares outstanding	6,200,000	8,400,000

Net asset value per share
General shares	$57.10	$54.08
Shares	$57.10	$54.07

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	1.13%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	3.39	11,999,928	12,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	3.25	11,499,920	11,500,000
U.S. Treasury Bills, 0.045% due January 24, 2013	59.88	211,997,668	212,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	2.82	9,999,800	10,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.54	8,999,703	9,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	1.13	3,999,840	4,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	0.85	2,999,841	3,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	1.13	3,999,744	4,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.26	7,999,384	8,000,000

Total United States Treasury Obligations (cost $277,480,954)	78.38%	$277,495,828

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (1,722 contracts, settlement date August 28, 2013)	(1.49)%	$(5,263,760)
Silver (460 contracts, settlement date December 27, 2013)	(0.95)	(3,365,225)

Net Unrealized Depreciation on Futures Contracts	(2.44)%	$(8,628,985)

Net unrealized depreciation is comprised entirely of unrealized losses of $8,628,985.

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

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$220,799	$263,059	$305,585

Expenses
Management Fee	2,838,239	3,745,943	2,194,672
Brokerage Commissions and Fees	54,290	89,069	90,048

Total Expenses	2,892,529	3,835,012	2,284,720

Net investment income (loss)	(2,671,730)	(3,571,953)	(1,979,135)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	2,188	14,513	(875)
Futures	(17,361,625)	68,019,605	90,057,380

Net realized gain (loss)	(17,359,437)	68,034,118	90,056,505

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	15,041	(14,929)	11,903
Futures	39,733,080	(72,604,100)	8,421,445

Net change in unrealized gain (loss)	39,748,121	(72,619,029)	8,433,348

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	22,388,684	(4,584,911)	98,489,853

Net Income (Loss)	$19,716,954	$(8,156,864)	$96,510,718

Less: net income attributed to the non-controlling interest in subsidiary—related party	—	—	(568)

Net Income (Loss) Attributable to PowerShares DB Precious Metals Fund	$19,716,954	$(8,156,864)	$96,510,150

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$2,163	8,400,000	$454,146,055	$454,148,218
Sale of Shares			1,400,000	83,486,258	83,486,258
Redemption of Shares			(3,600,000)	(203,329,422)	(203,329,422)
Net Income (Loss)
Net investment income (loss)		(16)		(2,671,714)	(2,671,730)
Net realized gain (loss) on United States Treasury Obligations and Futures		(107)		(17,359,330)	(17,359,437)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		244		39,747,877	39,748,121

Net Income (Loss)		121		19,716,833	19,716,954

Balance at December 31, 2012	40	$2,284	6,200,000	$354,019,724	$354,022,008

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2011	40	$2,073	7,800,000	$404,193,919	$404,195,992
Sale of Shares			7,200,000	427,325,248	427,325,248
Redemption of Shares			(6,600,000)	(369,216,158)	(369,216,158)
Net Income (Loss)
Net investment income (loss)		(3)		(3,571,950)	(3,571,953)
Net realized gain (loss) on United States Treasury Obligations and Futures		476		68,033,642	68,034,118
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(383)		(72,618,646)	(72,619,029)

Net Income (Loss)		90		(8,156,954)	(8,156,864)

Balance at December 31, 2011	40	$2,163	8,400,000	$454,146,055	$454,148,218

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares		Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2010	40	$1,505	7,000,000	$263,425,749	$263,427,254	$1,505	$263,428,759
Sale of Shares			3,600,000	151,946,388	151,946,388		151,946,388
Redemption of Shares			(2,800,000)	(107,687,800)	(107,687,800)		(107,687,800)
Net Income (Loss)
Net investment income (loss)		(12)		(1,979,111)	(1,979,123)	(12)	(1,979,135)
Net realized loss on United States Treasury Obligations and Futures		530		90,055,445	90,055,975	530	90,056,505
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		50		8,433,248	8,433,298	50	8,433,348

Net Income (Loss)		568		96,509,582	96,510,150	568	96,510,718

Redemption of non-controlling interest		—		—	—	(2,073)	(2,073)

Balance at December 31, 2010	40	$2,073	7,800,000	$404,193,919	$404,195,992	$—	$404,195,992

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$19,716,954	$(8,156,864)	$96,510,718
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,359,748,435)	(1,959,759,293)	(1,066,655,997)
Proceeds from securities sold and matured	1,519,986,521	1,855,993,162	990,994,789
Net accretion of discount on United States Treasury Obligations	(222,165)	(264,484)	(305,721)
Net realized (gain) loss on United States Treasury Obligations	(2,188)	(14,513)	875
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(39,748,121)	72,619,029	(8,433,348)
Change in operating receivables and liabilities:
Receivable for securities sold	10,999,933	(10,999,933)	—
Payable to broker	—	—	(9,709,456)
Management fee payable	(94,880)	84,879	77,990
Brokerage fee payable	(6,696)	2,360	2,554

Net cash provided by (used for) operating activities	150,880,923	(50,495,657)	2,482,404

Cash flows from financing activities:
Proceeds from sale of Shares	83,486,258	427,325,248	151,946,388
Payments for redemption of Shares	(214,142,424)	(358,403,156)	(107,687,800)
Redemption of non-controlling interest	—	—	(2,073)

Net cash provided by (used for) financing activities	(130,656,166)	68,922,092	44,256,515

Net change in cash held by broker	20,224,757	18,426,435	46,738,919
Cash held by broker at beginning of period	65,165,354	46,738,919	—

Cash held by broker at end of period	$85,390,111	$65,165,354	$46,738,919

See accompanying notes to financial statements.

PowerShares DB Precious Metals Fund

Notes to Financial Statements

December 31, 2012

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

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $354,256,954 (or 100%) and $454,297,809 (or 97.64%), respectively, of its holdings of cash and United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $18,351,850 (or 5.18%) and $42,518,250 (or 9.36%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $2,838,239, of which $234,540 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $3,745,943, of which $329,420 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,194,672.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $54,290, of which $406 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $89,069, of which $7,102 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $90,048.

The Administrator, Custodian and Transfer Agent

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $18,351,850 and $42,518,250, respectively, which were restricted and held as initial margin of the open futures contracts. The Fund sold $11,000,000 notional amount of United States Treasury Obligations which was recorded as a receivable as of December 31, 2011. As a result, a receivable for securities sold is reported for $10,999,933.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012 the Fund had cash held by the Commodity Broker of $85,390,111, of which $18,351,850 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had cash held by the Commodity Broker of $65,165,354, of which $48,362,065 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $8,628,985 and $48,362,065, respectively.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2012, 2011 and 2010 the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$277,495,828	$437,494,520
Commodity Futures Contracts (Level 1)	$(8,628,985)	$(48,362,065)

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	1,400,000	$83,486,258	7,200,000	$427,325,248	3,600,000	$151,946,388
Shares Redeemed	(3,600,000)	(203,329,422)	(6,600,000)	(369,216,158)	(2,800,000)	(107,687,800)

Net Increase	(2,200,000)	$(119,843,164)	600,000	$58,109,090	800,000	$44,258,588

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$54.07	$51.82	$37.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.44	2.66	14.48
Net investment income (loss)	(0.41)	(0.41)	(0.29)

Net increase (decrease)	3.03	2.25	14.19

Net asset value per Share, end of period	57.10	54.07	$51.82

Market value per Share, beginning of period	$53.88	$51.82	$37.67

Market value per Share, end of period	$57.09	$53.88	$51.82

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.71)%	(0.68)%

Total expenses	0.77%	0.77%	0.78%

Total Return, at net asset value	5.60%	4.34%	37.71%

Total Return, at market value	5.96%	3.98%	37.56%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 34 of this Form 10-K.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $2,838,239 of which $2,603,699 had been paid at December 31, 2012. Management Fees of $234,540 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $54,290 of which $53,844 had been paid at December 31, 2012. Brokerage commissions of $406 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 32 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement[2]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition—December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments—December 31, 2012, (iii) the Schedule of Investments—December 31, 2011, (iv) the Statements of Income and Expenses—Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2010, (viii) the Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements, tagged as blocks of text.

[1]	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
[2]	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33244) on March 14, 2011 and incorporated herein by reference.

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