Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB BASE METALS FUND
filed 2013-03-01
CIK 1367306, 1383084

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $330,060,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 17,600,000

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $313,258,596 (or 100%) and $392,850,631 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $22,236,023 (or 7.10%) and $39,472,382 (or 10.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

Index Commodity	Fund Weight (%)
Aluminium	33.34
Zinc	33.33
Copper-Grade A	33.33

Closing Level at Base Date	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2012:

Index Commodity	Fund Weight (%)
Aluminium	33.39
Zinc	32.43
Copper-Grade A	34.18

Closing Level as of December 31, 2012	100.00

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each Index Commodity, respectively.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	20.75%
Average rolling 3 month daily volatility	19.45%
Monthly return volatility	21.91%
Average annual volatility	18.83%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1997	11.99%
1998	14.38%
1999	14.07%
2000	11.78%
2001	12.57%
2002	13.12%
2003	13.86%
2004	20.85%
2005	18.18%
2006	32.26%
2007	20.35%
2008	28.81%
2009	29.14%
2010	23.76%
2011	20.67%
2012	15.48%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes means the following:

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

***	As of December 31, except for 1997 which is as of September 3, 1997.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$21.47	$18.63
June 30, 2012	$20.30	$17.45
September 30, 2012	$20.25	$17.28
December 31, 2012	$19.92	$17.89

Quarter ended	High	Low
March 31, 2011	$25.35	$23.10
June 30, 2011	$25.59	$22.49
September 30, 2011	$25.22	$18.55
December 31, 2011	$20.54	$18.07

Holders

As of December 31, 2012, the Fund had 21,891 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	8,200,000	$19.24
Year Ended December 31, 2011	11,600,000	$22.27
Year Ended December 31, 2010	17,000,000	$19.70

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$230,197	$364,227	$429,836	$305,333	$1,493,654
Net investment income (loss)	$(2,429,871)	$(3,763,000)	$(2,863,648)	$(1,856,995)	$874,716
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$7,483,219	$(129,862,445)	$(1,452,216)	$195,822,504	$(43,111,847)
Net Income (Loss)	$5,053,348	$(133,625,445)	$(4,315,864)	$193,965,509	$(42,237,131)
Net Income (Loss) per Share	$0.41	$(5.65)	$1.85	$10.58	$(9.78)
Distribution per Share	$—	$—	$—	$—	$0.28
Net increase (decrease) in cash	$(92,046,339)	$103,067,587	$23,675,399	$(30,952,245)	$19,900,757

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$313,258,596	$392,850,631	$512,031,119	$711,886,566	$33,443,339
Shares NAV	$19.13	$18.72	$24.37	$22.52	$11.94
General Shares NAV	$19.13	$18.73	$24.38	$22.53	$11.93

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income (loss)	$22,784	$63,479	$69,763	$74,171
Net investment income (loss)	$(678,570)	$(589,045)	$(604,173)	$(558,083)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$28,208,201	$(34,176,432)	$27,298,851	$(13,847,401)
Net Income/(loss)	$27,529,631	$(34,765,477)	$26,694,678	$(14,405,484)
Increase/(decrease) in Net Asset Value	$(17,162,445)	$(18,153,939)	$48,584,482	$(70,223,236)
Net Income (loss) per Share	$1.38	$(1.88)	$1.58	$(0.53)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$179,846	$110,589	$54,812	$18,980
Net investment income (loss)	$(943,292)	$(1,044,031)	$(1,025,043)	$(750,634)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$4,915,745	$(14,262,786)	$(121,378,311)	$862,907
Net Income/(loss)	$3,972,453	$(15,306,817)	$(122,403,354)	$112,273
Increase/(decrease) in Net Asset Value	$140,514,071	$(68,330,583)	$(162,487,162)	$(54,496,595)
Net Income (loss) per Share	$0.15	$(0.59)	$(5.12)	$(0.09)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the base metals sector. The DBIQ Optimum Yield Industrial Metals Index Total Return™ (the “DBIQ-OY Industrial Metals TR™”) and the Deutsche Bank Liquid Commodity Index Industrial Metals Total Return™ (the “DBLCI Industrial Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™ (the “DBLCI-OY Industrial Metals ER™”) to December 31, 2010, references to the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total Return™ (“DBLCI-OY Industrial Metals TR™”) and the DBIQ-OY Industrial Metals TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010.

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*
DB Aluminum Indices	(2.63)%	(6.51)%	4.23%
DB Zinc Indices	(3.36)%	(1.82)%	10.63%
DB Copper—Grade A Indices	(3.38)%	8.01%	20.02%

AGGREGATE RETURN	(3.09)%	(0.30)%	11.44%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010*
DB Aluminum Indices	(2.60)%	(20.09)%	6.20%
DB Zinc Indices	7.37%	(26.87))%	(7.41)%
DB Copper—Grade A Indices	3.96%	(19.51)%	29.82%

AGGREGATE RETURN	2.94%	(22.15)%	8.87%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Industrial Metals ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(30.0) million, $114.2 million, and $147.3 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $1,293.7 million was paid to purchase United States Treasury Obligations and $1,374.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $2,087.2 million was paid to purchase United States Treasury Obligations and $2,165.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,458.5 million was paid to purchase United States Treasury Obligations and $1,556.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $92.5 million, decreased by $149.7 million and decreased by $91.0 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(62.0) million, $(11.2) million and $(123.6) million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $95.7 million, $247.1 million and $211.3 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBBIMIX reflects DBIQ Optimum Yield Industrial Metals Index ER™ from January 1, 2011 to December 31, 2012 and DBBIMIX reflects DBLCI Optimum Yield Industrial Metals ER™ from January 3, 2007 (commencement of investment operations) to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 3.38% from $18.65 per Share to $19.28 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $17.28 per Share (-7.35%) on August 2, 2012 to a high of $21.47 per Share (+15.12%) on January 26, 2012 and March 1, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was 3.38%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 2.19% from $18.72 per Share to $19.13 per Share. Appreciation in futures contract prices for Copper and Zinc during the Year Ended December 31, 2012 more than offset depreciation in futures contract prices in Aluminum and contributed to an overall 2.94% increase in the level of the DBIQ-OY Industrial Metals TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was 2.19%.

Net income for the Year Ended December 31, 2012 was $5.1 million, resulting from $0.2 million of interest income, net realized losses of $85.0 million, net change in unrealized gains of $92.5 million and operating expenses of $2.6 million.

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

Net loss for the Year Ended December 31, 2011 was $133.6 million, resulting from $0.4 million of interest income, net realized gains of $19.8 million, net change in unrealized losses of $149.7 million and operating expenses of $4.1 million.

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

Net loss for the Year Ended December 31, 2010 was $4.3 million, resulting from $0.4 million of interest income, net realized gains of $89.5 million, net change in unrealized losses of $90.9 million and operating expenses of $3.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 2.63% from $19.80 per Share to $19.28 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $19.92 per Share (+0.61%) on October 1, 2012 to a low of $17.89 per Share (-9.65%) on October 31, 2012 and November 5, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -2.63%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 3.38% from $19.80 per Share to $19.13 per Share. Depreciation in futures contract prices for Aluminum, Copper and Zinc during the Three Months Ended December 31, 2012 contributed to an overall 3.09% decrease in the level of the DBIQ-OY Industrial Metals TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -3.38%.

Net loss for the Three Months Ended December 31, 2012 was $14.4 million, resulting from $0.1 million of interest income, net realized losses of $2.2 million, net change in unrealized losses of $11.7 million and operating expenses of $0.6 million.

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

Net income for the Three Months Ended December 31, 2011 was $0.1 million, resulting from $0.02 million of interest income, net realized losses of $16.1 million, change in net unrealized gains of $17.0 million and operating expenses of $0.80 million.

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

Net income for the Three Months Ended December 31, 2010 was $48.7 million, resulting from $0.1 million of interest income, net realized gains of $14.4 million, change in net unrealized gains of $35.0 million and operating expenses of $0.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$313,258,596	1.18%	$8,508,411	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$392,850,631	1.59%	$13,449,300	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Base Metals Fund:

We have audited the internal control over financial reporting of PowerShares DB Base Metals Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Base Metals Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Base Metals Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Base Metals Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Base Metals Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Base Metals Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $277,473,911 and $357,492,816 respectively)	$277,490,614	$357,493,476
Cash held by broker	34,696,647	126,742,986
Net unrealized appreciation (depreciation) on futures contracts	1,071,335	(91,385,831)

Deposits with broker	313,258,596	392,850,631

Total assets	$313,258,596	$392,850,631

Liabilities
Payable for LME contracts	$3,078,169	$25,668,750
Management fee payable	201,617	242,179
Brokerage fee payable	273	6,027

Total liabilities	3,280,059	25,916,956

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	765	749
Shareholders’ equity - Shares	309,977,772	366,932,926

Total shareholders’ equity	309,978,537	366,933,675

Total liabilities and equity	$313,258,596	$392,850,631

General Shares outstanding	40	40
Shares outstanding	16,200,000	19,600,000

Net asset value per share
General shares	$19.13	$18.73
Shares	$19.13	$18.72

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	0.97%	$3,000,000	$3,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	10.00	30,999,814	31,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	23.06	71,499,214	71,500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	19.03	58,998,820	59,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	1.29	3,999,868	4,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	1.61	4,999,810	5,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	5.81	17,999,280	18,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	0.97	2,999,841	3,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	1.94	5,999,616	6,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	12.90	39,997,200	40,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	11.94	36,997,151	37,000,000

Total United States Treasury Obligations (cost $277,473,911)	89.52%	$277,490,614

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,032 contracts, settlement date October 14, 2013)	0.07%	$206,129
Copper (530 contracts, settlement date March 18, 2013)	(2.27)	(7,044,219)
Zinc (2,009 contracts, settlement date December 16, 2013)	2.55	7,909,425

Net Unrealized Appreciation on Futures Contracts	0.35%	$1,071,335

Net unrealized appreciation is comprised of unrealized gains of $9,396,475 and unrealized losses of $8,325,140.

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

PowerShares DB Base Metals Fund

Statements of Income and Expenses

For the Year Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$230,197	$364,227	$429,836

Expenses
Management Fee	2,559,969	4,040,391	3,242,004
Brokerage Commissions and Fees	100,099	86,836	51,480

Total Expenses	2,660,068	4,127,227	3,293,484

Net investment income (loss)	(2,429,871)	(3,763,000)	(2,863,648)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	2,281	10,510	2,887
Futures	(84,992,271)	19,796,919	89,528,184

Net realized gain (loss)	(84,989,990)	19,807,429	89,531,071

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	16,043	(19,574)	9,213
Futures	92,457,166	(149,650,300)	(90,992,500)

Net change in unrealized gain (loss)	92,473,209	(149,669,874)	(90,983,287)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	7,483,219	(129,862,445)	(1,452,216)

Net Income (Loss)	$5,053,348	$(133,625,445)	$(4,315,864)

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	(74)

Net Income (Loss) Attributable to PowerShares DB Base Metals Fund	$5,053,348	$(133,625,445)	$(4,315,938)

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$749	19,600,000	$366,932,926	$366,933,675
Sale of Shares			4,800,000	95,745,240	95,745,240
Redemption of Shares			(8,200,000)	(157,753,726)	(157,753,726)
Net Income (Loss)
Net investment income (loss)		(8)		(2,429,863)	(2,429,871)
Net realized gain (loss) on United States Treasury Obligations and Futures		(269)		(84,989,721)	(84,989,990)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		293		92,472,916	92,473,209

Net Income (Loss)		16		5,053,332	5,053,348

Balance at December 31, 2012	40	$765	16,200,000	$309,977,772	$309,978,537

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$975	21,000,000	$511,732,969	$511,733,944
Sale of Shares			10,200,000	247,106,192	247,106,192
Redemption of Shares			(11,600,000)	(258,281,016)	(258,281,016)
Net Income (Loss)
Net investment income (loss)		(7)		(3,762,993)	(3,763,000)
Net realized gain (loss) on United States Treasury Obligations and Futures		34		19,807,395	19,807,429
Net change in unrealized gain (loss)on United States Treasury Obligations and Futures		(253)		(149,669,621)	(149,669,874)

Net Income (Loss)		(226)		(133,625,219)	(133,625,445)

Balance at December 31, 2011	40	$749	19,600,000	$366,932,926	$366,933,675

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$901	28,400,000	$639,681,259	$639,682,160	$901	$639,683,061
Sale of Shares			9,600,000	211,337,694	211,337,694		211,337,694
Redemption of Shares			(17,000,000)	(334,969,972)	(334,969,972)		(334,969,972)
Net Income (Loss)
Net investment income (loss)		49		(2,863,746)	(2,863,697)	49	(2,863,648)
Net realized loss on United States Treasury Obligations and Futures		(1,535)		89,534,141	89,532,606	(1,535)	89,531,071
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		1,560		(90,986,407)	(90,984,847)	1,560	(90,983,287)

Net Income (Loss)		74		(4,316,012)	(4,315,938)	74	(4,315,864)

Redemption of non-controlling interest		—		—	—	(975)	(975)

Balance at December 31, 2010	40	$975	21,000,000	$511,732,969	$511,733,944	$—	$511,733,944

See accompanying notes to financial statements.

PowerShares DB Base Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$5,053,348	$(133,625,445)	$(4,315,864)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,293,737,736)	(2,087,169,505)	(1,458,525,016)
Proceeds from securities sold and matured	1,373,995,316	2,164,996,136	1,555,975,704
Net accretion of discount on United States Treasury Obligations	(236,394)	(368,807)	(433,811)
Net realized (gain) loss on United States Treasury Obligations	(2,281)	(10,510)	(2,887)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(92,473,209)	149,669,874	90,983,287
Change in operating receivables and liabilities:
Receivable for LME contracts	—	—	30,664,456
Payable for LME contracts	(22,590,581)	20,799,637	4,869,113
Payable to broker	—	—	(71,824,777)
Management fee payable	(40,562)	(47,847)	(81,719)
Brokerage fee payable	(5,754)	(1,122)	166

Net cash provided by (used for) operating activities	(30,037,853)	114,242,411	147,308,652

Cash flows from financing activities:
Proceeds from Sale of Shares	95,745,240	247,106,192	211,337,694
Payments for Redemption of Shares	(157,753,726)	(258,281,016)	(334,969,972)
Redemption of non-controlling interest	—	—	(975)

Net cash provided by (used for) financing activities	(62,008,486)	(11,174,824)	(123,633,253)

Net change in cash held by broker	(92,046,339)	103,067,587	23,675,399
Cash held by broker at beginning of period	126,742,986	23,675,399	—

Cash held by broker at end of period	$34,696,647	$126,742,986	$23,675,399

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $313,258,596 (or 100%) and $392,850,631 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $22,236,023 (or 7.10%) and $39,472,382 (or 10.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $2,559,969, of which $201,617 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $4,040,391, of which $242,179 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,242,004.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $100,099, of which $273 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $86,836, of which $6,027 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $51,480.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $22,236,023 and $39,472,382, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012 the Fund had cash held with the Commodity Broker of $34,696,647. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $126,741,986, of which $91,385,831 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

(g) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity future contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2012 and 2011, the Fund had payables to the LME related to net realized losses on LME contracts of $3,078,169 and $25,668,750, respectively.

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2012

Certain amounts reported in prior years have been reclassified to conform to the December 31, 2012 presentation. Net income and shareholders’ equity were not affected by these reclassifications.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $1,071,335 and a net unrealized depreciation position of $91,385,831.

(j) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (the “NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2012, 2011 and 2010.

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$277,490,614	$357,493,476
Commodity Futures Contracts (Level 1)	$1,071,335	$(91,385,831)

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2010
Shares Sold	4,800,000	$95,745,240	10,200,000	$247,106,192	9,600,000	$211,337,694
Shares Redeemed	(8,200,000)	(157,753,726)	(11,600,000)	(258,281,016)	(17,000,000)	(334,969,972)

Net Increase / Decrease	(3,400,000)	$(62,008,486)	(1,400,000)	$(11,174,824)	(7,400,000)	$(123,632,278)

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

No distributions were paid for the Years Ended December 31, 2012, 2011, and 2010.

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

PowerShares DB Base Metals Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$18.72	$24.37	$22.52

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.55	(5.49)	1.99
Net investment income (loss)	(0.14)	(0.16)	(0.14)

Net increase (decrease)	0.41	(5.65)	1.85

Net asset value per Share, end of period	$19.13	$18.72	$24.37

Market value per Share, beginning of period	$18.65	$24.43	$22.50

Market value per Share, end of period	$19.28	$18.65	$24.43

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.70)%	(0.66)%

Total expenses	0.78%	0.77%	0.76%

Total Return, at net asset value	2.19%	(23.18)%	8.21%

Total Return, at market value	3.38%	(23.66)%	8.58%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 37 of this Form 10-K.

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

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as a Managing Director of the DBX Group responsibility for providing cross-asset investment solutions in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Executive Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $2,559,969 of which $2,358,352 had been paid at December 31, 2012. Management Fees of $201,617 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $100,099 of which $99,826 had been paid at December 31, 2012. Brokerage commissions of $273 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement [1]

10.1	Customer Agreement [2]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [1]

10.6	Form of Marketing Agreement [1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition—December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments - December 31, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Statements of Income and Expenses - Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (viii) the Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33236) on March 14, 2011 and incorporated herein by reference.

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