Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2013-03-01
CIK 1367306, 1383062

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $146,392,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 4,800,000

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $140,016,073 (or 100%) and $149,219,440 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,066,290 (or 5.05%) and $9,916,455 (or 6.65%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2012:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	23.08
Heating Oil	22.27
Brent Crude Oil	22.97
RBOB Gasoline	22.61
Natural Gas	9.07

Closing Level on Base Date:	100.00

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Futures Contract, the Fund may invest in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with an Index Contract. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the Fund’s Index on the Base Date.

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

In the aggregate, the Index is composed of 5 Index Commodities, of which 4 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. As of the date of this Report, the CFTC and commodity exchange rules impose speculative position limits on market participants trading in four of the five commodities included in the Index (Light Sweet Crude Oil, Heating Oil, RBOB Gasoline and Natural Gas, or the “Affected Index Commodities”). Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Regulations were to go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act. However, on September 28, 2012, a federal court issued an order vacating the Regulations. At this time, it is not certain whether the CFTC will appeal the federal court’s order or propose new position limits rules identical to the Regulations but in conformity with procedural guidelines set forth in the federal court’s order.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Light Sweet Crude Oil	NYMEX (CL)	3,000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
RBOB Gasoline	NYMEX (CL)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Legend:

1	“NYMEX” means the New York Mercantile Exchange, or its successor.
2	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	24.70%
Average rolling 3 month daily volatility	23.07%
Monthly return volatility	25.33%
Average annual volatility	24.20%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1990	44.85%
1991	31.06%
1992	14.60%
1993	15.25%
1994	18.03%
1995	13.48%
1996	23.89%
1997	18.27%
1998	23.78%
1999	24.44%
2000	28.24%
2001	27.54%
2002	24.64%
2003	26.33%
2004	28.70%
2005	27.50%
2006	22.01%
2007	19.54%
2008	36.57%
2009	31.28%
2010	18.84%
2011	21.12%
2012	16.54%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

***	As of December 31, except 1990 which is as of June 4, 1990.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$31.41	$27.99
June 30, 2012	$30.70	$23.49
September 30, 2012	$29.53	$24.95
December 31, 2012	$29.20	$26.83

Quarter ended	High	Low
March 31, 2011	$31.45	$26.56
June 30, 2011	$33.45	$28.36
September 30, 2011	$31.09	$25.71
December 31, 2011	$29.05	$25.28

Holders

As of December 31, 2012, the Fund had 7,306 holders of record of its Shares.

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

(b) Non-applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	4,200,000	$28.18
Year Ended December 31, 2011	4,400,000	$29.55
Year Ended December 31, 2010	10,800,000	$23.47

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$104,535	$118,594	$303,137	$223,500	$1,519,113
Net investment income (loss)	$(1,192,430)	$(1,330,682)	$(1,921,607)	$(1,381,840)	$785,588
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(1,859,956)	$5,330,422	$(10,234,528)	$46,783,554	$(31,936,336)
Net Income (Loss)	$(3,052,386)	$3,999,740	$(12,156,135)	$45,401,714	$(31,150,748)
Net Income (Loss) per Share	$0.37	$0.72	$0.89	$5.17	$(13.89)
Distribution per Share	$—	$—	$—	$—	$0.44
Net increase (decrease) in cash	$11,416,389	$(7,758,457)	$(7,581,716)	$(21,765,067)	$36,714,100

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$140,016,073	$149,219,440	$161,480,810	$327,999,666	$37,528,281
Shares NAV	$27.99	$27.62	$26.90	$26.01	$20.84
General Shares NAV	$28.00	$27.63	$26.90	$26.03	$20.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$11,433	$30,578	$31,983	$30,541
Net investment income (loss)	$(332,985)	$(306,911)	$(283,276)	$(269,258)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$12,331,111	$(30,529,346)	$19,096,302	$(2,758,023)
Net Income/(loss)	$11,998,126	$(30,836,257)	$18,813,026	$(3,027,281)
Increase/(decrease) in Net Asset Value	$48,991,288	$(51,514,551)	$30,152,086	$(36,827,735)
Net Income (loss) per Share	$2.40	$(4.74)	$3.23	$(0.52)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income	$60,097	$37,290	$14,554	$6,653
Net investment income (loss)	$(329,836)	$(413,060)	$(324,712)	$(263,074)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$33,073,771	$(15,151,623)	$(22,283,980)	$9,692,254
Net Income/(loss)	$32,743,935	$(15,564,683)	$(22,608,692)	$9,429,180
Increase/(decrease) in Net Asset Value	$7,211,231	$(30,447,645)	$(63,506,502)	$9,582,184
Net Income (loss) per Share	$4.65	$(1.69)	$(4.02)	$1.78

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section “Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Energy TR™ and DBLCI-OY Energy TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Energy TR™ or DBLCI-OY Energy TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY Energy TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010.

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
DB Light Sweet Crude Oil Indices	(0.34)%	22.94%	11.10%
DB Heating Oil Indices	(1.68)%	7.01%	10.37%
DB Brent Crude Oil Indices	1.20%	8.40%	14.41%
DB RBOB Gasoline Indices	(3.16)%	3.50%	12.34%
DB Natural Gas Indices	(6.42)%	(22.33)%	2.73%

AGGREGATE RETURN	(1.61)%	6.91%	11.35%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Period Ended December 31, 2010*
DB Light Sweet Crude Oil Indices	(8.09)%	2.02%	3.34%
DB Heating Oil Indices	4.61%	10.06%	8.13%
DB Brent Crude Oil Indices	10.24%	10.59%	13.98%
DB RBOB Gasoline Indices	9.03%	9.96%	9.92%
DB Natural Gas Indices	(12.70)%	(37.60)%	(35.37)%

AGGREGATE RETURN	2.10%	3.43%	4.14%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Energy Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY Energy ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $17.6 million, $8.5 million and $146.7 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $592.5 million was paid to purchase United States Treasury Obligations and $624.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $722.5 million was paid to purchase United States Treasury Obligations and $706.6 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $972.3 million was paid to purchase United States Treasury Obligations and $1,133.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $11.4 million, decreased by $20.5 million and increased by $2.1 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(6.1) million, $(16.3) million and $(154.2) million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $112.2 million, $113.8 million and $99.2 million in proceeds from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBAGIX reflects DBIQ Optimum Yield Energy Index ER™ from January 1, 2011 to December 31, 2012 and DBAGIX reflects DBLCI Optimum Yield Energy ER™ from January 3, 2007 to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 1.16% from $27.62 per Share to $27.94 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $23.49 per Share (-14.95%) on June 21, 2012 to a high of $31.41 per Share (+13.72%) on February 24, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was 1.16%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 1.34% from $27.62 per Share to $27.99 per Share. Appreciation in the futures contract prices of heating oil, brent crude oil and RBOB gasoline more than offset falling futures contract prices for light sweet crude oil and natural gas during the Year Ended December 31, 2012 contributing to an overall 2.10% increase in the level of the DBIQ-OY Energy TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was 1.34%.

Net loss for the Year Ended December 31, 2012 was $3.1 million, resulting from $0.1 million of interest income, net realized losses of $13.2 million, net change in unrealized gains of $11.4 million and operating expenses of $1.4 million.

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

Net income for the Year Ended December 31, 2011 was $4.0 million, resulting from $0.1 million of interest income, net realized gains of $25.8 million, net change in unrealized losses of $20.5 million and operating expenses of $1.4 million.

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

Net loss for the Year Ended December 31, 2010 was $12.1 million, resulting from $0.3 million of interest income, net realized losses of $12.3 million, net change in unrealized gains of $2.1 million and operating expenses of $2.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 1.72% from $28.43 per Share to $27.94 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $29.20 per Share (+2.71%) on October 11, 2012 to a low of $26.83 per Share (-5.63%) on November 2, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -1.72%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 1.82% from $28.51 per Share to $27.99 per Share. Depreciation in the futures contract prices of light sweet crude oil, heating oil, natural gas and RBOB gasoline more than offset rising futures contract prices for brent crude oil during the Three Months Ended December 31, 2012, contributing to an overall 1.61% decrease in the level of the DBIQ-OY Energy TR™. No distributions were paid to Shareholders during the Year Ended December 31, 20121. Therefore, the total return for the Fund on a net asset value basis was -1.82%.

Net loss for the Three Months Ended December 31, 2012 was $3.0 million, resulting from $0.03 million of interest income, net realized losses of $1.0 million, net change in unrealized losses of 1.7 million and operating expenses of $0.3 million.

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

Net income for the Three Months Ended December 31, 2011 was $9.4 million, resulting from $0.01 million of interest income, net realized gains of $0.8 million, net change in unrealized gains of $8.9 million and operating expenses of $0.3 million.

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

Net income for the Three Months Ended December 31, 2010 was $17.7 million, resulting from $0.1 million of interest income, net realized gains of $10.9 million, net change in unrealized gains of $7.1 million and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$140,016,073	1.25%	$4,073,962	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$149,219,440	1.63%	$5,729,467	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Energy Fund:

We have audited the internal control over financial reporting of PowerShares DB Energy Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Energy Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Energy Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Energy Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Energy Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Energy Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $113,889,476 and $145,896,939 respectively)	$113,897,079	$145,897,042
Cash held by broker	22,027,189	10,610,800
Net unrealized appreciation (depreciation) on futures contracts	4,091,805	(7,288,402)

Deposits with broker	140,016,073	149,219,440

Total assets	$140,016,073	$149,219,440

Liabilities
Management fee payable	$89,375	$89,169
Brokerage fee payable	155	4,816

Total liabilities	89,530	93,985

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	1,120	1,105
Shareholders’ equity - Shares	139,925,423	149,124,350

Total shareholders’ equity	139,926,543	149,125,455

Total liabilities and equity	$140,016,073	$149,219,440

General Shares outstanding	40	40
Shares outstanding	5,000,000	5,400,000

Net asset value per share
General shares	$28.00	$27.63
Shares	$27.99	$27.62

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	11.43%	$16,000,000	$16,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	4.29	5,999,964	6,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	7.79	10,899,924	10,900,000
U.S. Treasury Bills, 0.045% due January 24, 2013	13.58	18,999,791	19,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.29	5,999,880	6,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	10.01	13,999,538	14,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	0.72	999,962	1,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	20.01	27,998,880	28,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	3.57	4,999,735	5,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	2.14	2,999,790	3,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	3.57	4,999,615	5,000,000

Total United States Treasury Obligations (cost $113,889,476)	81.40%	$113,897,079

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (298 contracts, settlement date January 16, 2013)	0.86%	$1,212,500
Heating Oil (255 contracts, settlement date March 28, 2013)	(0.14)	(200,731)
Natural Gas (360 contracts, settlement date September 26, 2013)	0.11	149,630
RBOB Gasoline (302 contracts, settlement date October 31, 2013)	0.53	739,566
WTI Crude NYMEX (355 contracts, settlement date June 20, 2013)	1.56	2,190,840

Net Unrealized Appreciation on Futures Contracts	2.92%	$4,091,805

Net unrealized appreciation is comprised of unrealized gains of $4,589,905 and unrealized losses of $498,100 .

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

PowerShares DB Energy Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$104,535	$118,594	$303,137

Expenses
Management Fee	1,253,318	1,411,300	2,147,831
Brokerage Commissions and Fees	43,647	37,976	76,913

Total Expenses	1,296,965	1,449,276	2,224,744

Net investment income (loss)	(1,192,430)	(1,330,682)	(1,921,607)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	1,189	4,863	(3,745)
Futures	(13,248,852)	25,844,353	(12,288,049)

Net realized gain (loss)	(13,247,663)	25,849,216	(12,291,794)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,500	(6,259)	1,891
Futures	11,380,207	(20,512,535)	2,055,375

Net change in unrealized gain (loss)	11,387,707	(20,518,794)	2,057,266

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1,859,956)	5,330,422	(10,234,528)

Net Income (Loss)	$(3,052,386)	$3,999,740	$(12,156,135)

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	(35)

Net Income (Loss) Attributable to PowerShares DB Energy Fund	$(3,052,386)	$3,999,740	$(12,156,170)

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,105	5,400,000	$149,124,350	$149,125,455
Sale of Shares			3,800,000	112,202,824	112,202,824
Redemption of Shares			(4,200,000)	(118,349,350)	(118,349,350)
Net Income (Loss)
Net investment income (loss)		(1)		(1,192,429)	(1,192,430)
Net realized gain (loss) on United States Treasury Obligations and Futures		(56)		(13,247,607)	(13,247,663)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		72		11,387,635	11,387,707

Net Income (Loss)		15		(3,052,401)	(3,052,386)

Balance at December 31, 2012	40	$1,120	5,000,000	$139,925,423	$139,926,543

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,076	6,000,000	$161,379,111	$161,380,187
Sale of Shares			3,800,000	113,783,866	113,783,866
Redemption of Shares			(4,400,000)	(130,038,338)	(130,038,338)
Net Income (Loss)
Net investment income (loss)		(9)		(1,330,673)	(1,330,682)
Net realized gain (loss) on United States Treasury Obligations and Futures		187		25,849,029	25,849,216
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(149)		(20,518,645)	(20,518,794)

Net Income (Loss)		29		3,999,711	3,999,740

Balance at December 31, 2011	40	$1,105	5,400,000	$149,124,350	$149,125,455

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,041	12,600,000	$327,781,630	$327,782,671	$1,041	$327,783,712
Sale of Shares			4,200,000	99,236,102	99,236,102		99,236,102
Redemption of Shares			(10,800,000)	(253,482,416)	(253,482,416)		(253,482,416)
Net Income (Loss)
Net investment income (loss)		6		(1,921,619)	(1,921,613)	6	(1,921,607)
Net realized loss on United States Treasury Obligations and Futures		35		(12,291,864)	(12,291,829)	35	(12,291,794)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(6)		2,057,278	2,057,272	(6)	2,057,266

Net Income (Loss)		35		(12,156,205)	(12,156,170)	35	(12,156,135)

Redemption of non-controlling interest		—		—	—	(1,076)	(1,076)

Balance at December 31, 2010	40	$1,076	6,000,000	$161,379,111	$161,380,187	$—	$161,380,187

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(3,052,386)	$3,999,740	$(12,156,135)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(592,483,128)	(722,490,102)	(972,285,285)
Proceeds from securities sold and matured	624,596,868	706,599,320	1,133,579,793
Net accretion of discount on United States Treasury Obligations	(105,088)	(120,236)	(303,847)
Net realized (gain) loss on United States Treasury Obligations	(1,189)	(4,863)	3,745
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(11,387,707)	20,518,794	(2,057,266)
Change in operating receivables and liabilities:
Management fee payable	206	(9,751)	(115,564)
Brokerage fee payable	(4,661)	3,113	233

Net cash provided by (used for) operating activities	17,562,915	8,496,015	146,665,674

Cash flows from financing activities:
Proceeds from Sale of Shares	112,202,824	113,783,866	99,236,102
Payments for Redemption of Shares	(118,349,350)	(130,038,338)	(253,482,416)
Redemption of non-controlling interest	—	—	(1,076)

Net cash provided by (used for) financing activities	(6,146,526)	(16,254,472)	(154,247,390)

Net change in cash held by broker	11,416,389	(7,758,457)	(7,581,716)
Cash held by broker at beginning of period	10,610,800	18,369,257	25,950,973

Cash held by broker at end of period	$22,027,189	$10,610,800	$18,369,257

See accompanying notes to financial statements.

PowerShares DB Energy Fund

Notes to Financial Statements

December 31, 2012

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $140,016,073 (or 100%) and $149,219,440 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $7,066,290 (or 5.05%) and $9,916,455 (or 6.65%) , respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $1,253,318, of which $89,375 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,411,300, of which $89,169 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $2,147,831.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $43,647, of which $155 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $37,976, of which $4,816 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $76,913.

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

PowerShares DB Energy Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $7,066,290 and $9,916,455, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012 the Fund had cash held with the Commodity Broker of $22,027,189. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $10,610,800 of which $7,288,402 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,091,805 and a net unrealized depreciation position of $7,288,402, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$113,897,079	$145,897,042
Commodity Futures Contracts (Level 1)	$4,091,805	$(7,288,402)

There were no Level 2 or Level 3 holdings during the years ended December 31, 2012 and 2011.

PowerShares DB Energy Fund

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2012	2011	2011	2010	2010
Shares Sold	3,800,000	$112,202,824	3,800,000	$113,783,866	4,200,000	$99,236,102
Shares Redeemed	(4,200,000)	(118,349,350)	(4,400,000)	(130,038,338)	(10,800,000)	(253,482,416)

Net Increase / (Decrease)	(400,000)	$(6,146,526)	(600,000)	$(16,254,472)	(6,600,000)	$(154,246,314)

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$27.62	$26.90	$26.01
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	0.57	0.93	1.05
Net investment income (loss)	(0.20)	(0.21)	(0.16)

Net increase (decrease)	0.37	0.72	0.89

Net asset value per Share, end of period	$27.99	$27.62	$26.90

Market value per Share, beginning of period	$27.62	$26.88	$26.19

Market value per Share, end of period	$27.94	$27.62	$26.88

Ratio to average Net Assets
Net investment income (loss)	(0.71)%	(0.71)%	(0.67)%

Total expenses	0.78%	0.77%	0.78%

Total Return, at net asset value	1.34%	2.68%	3.42%

Total Return, at market value	1.16%	2.75%	2.63%

PowerShares DB Energy Fund

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on pages 37 of this Form 10-K.

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

PowerShares DB Energy Fund

Notes to Financial Statements—(Continued)

December 31, 2012

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

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Chief Financial Officer of the Managing Owner. Mr. Gilligan also serves as a Director of the Managing Owner. Mr Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks, his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $1,253,318 of which $1,163,943 had been paid at December 31, 2012. Management Fees of $89,375 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $43,647 of which $43,492 had been paid at December 31, 2012. Brokerage commissions of $155 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

4.2	Form of Participant Agreement[1]

10.1	Customer Agreement[2]

10.2	Form of Administration Agreement[1]

10.3	Form of Global Custody Agreement[1]

10.4	Form of Transfer Agency and Service Agreement[1]

10.5	Form of Distribution Services Agreement[1]

10.6	Form of Marketing Agreement[1]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - December 31, 2012 and December 31, 2011, (ii) the Schedule of Investments - December 31, 2012, (iii) the Schedule of Investments - December 31, 2011, (iv) the Statements of Income and Expenses - Years Ended December 31, 2012, 2011 and 2010, (v) the Statement of Changes in Shareholders’ Equity – Year Ended December 31, 2012, (vi) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2011, (vii) the Statement of Changes in Shareholders’ Equity - Year Ended December 31, 2010, (viii) the Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010, and (ix) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 (SEC File No. 333-135422) on December 14, 2006 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33240) on March 14, 2011 and incorporated herein by reference.

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