Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2013-03-01
CIK 1367306, 1383054

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $66,458,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 1,200,000

i

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $62,388,173 (or 100%) and $77,721,498 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,082,000 (or 8.15%) and $14,060,925 (or 18.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund itself is not registered with the CFTC in any capacity.

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

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the vacated Regulations, the CFTC would have certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[2]	Exchange Position Limits[3]
Silver	COMEX (SI)	1,500 – Spot Month
6,000 – Single Month
6,000 – All Months Combined

Legend:

2	“COMEX” means the Commodity Exchange Inc., New York, or its successor.

3	Subject to the Position Limit, Position Accountability and Reportable Level table in the Interpretations & Special Notices section at the end of Chapter 5 of each exchange’s rulebook.

Because the Fund may be subject to position limits, and, consequently, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

Under the vacated Regulations, the CFTC, among other things, established speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. Under the vacated Regulations the CFTC also established aggregate position limits for certain other contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodity may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Shares.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	26.83%
Average rolling 3 month daily volatility	24.99%
Monthly return volatility	27.96%
Average annual volatility	24.51%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1988	10.76%
1989	18.53%
1990	19.38%
1991	23.42%
1992	15.66%
1993	28.36%
1994	23.28%
1995	26.38%
1996	17.64%
1997	24.66%
1998	29.20%
1999	21.73%
2000	14.42%
2001	17.20%
2002	17.43%
2003	20.32%
2004	35.48%
2005	21.33%
2006	41.21%
2007	21.28%
2008	43.01%
2009	31.13%
2010	26.40%
2011	39.26%
2012	25.27%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

**	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

Quarter ended	High	Low
March 31, 2012	$64.42	$49.83
June 30, 2012	$57.36	$45.61
September 30, 2012	$60.19	$46.30
December 31, 2012	$60.50	$51.42

Quarter ended	High	Low
March 31, 2011	$66.15	$47.00
June 30, 2011	$84.98	$58.55
September 30, 2011	$76.70	$51.56
December 31, 2011	$61.28	$46.95

Holders

As of December 31, 2012, the Fund had 4,620 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	400,000	$53.36
Year Ended December 31, 2011	6,000,000	$60.29
Year Ended December 31, 2010	2,600,000	$31.66

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 3, 2007.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$42,800	$126,095	$98,363	$86,022	$810,936
Net investment income (loss)	$(498,589)	$(1,553,239)	$(661,510)	$(319,042)	$535,920
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$6,529,876	$(10,925,479)	$78,456,434	$20,630,733	$(18,035,367)
Net Income (Loss)	$6,031,287	$(12,478,718)	$77,794,924	$20,311,691	$(17,499,447)
Net Income (Loss) per Share	$3.41	$(6.08)	$24.60	$9.75	$(7.34)
Distribution per Share	$—	$—	$—	$—	$0.22
Net increase (decrease) in cash	$(10,093,563)	$8,608,723	$8,162,353	$(1,367,967)	$5,732,248

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$62,388,173	$77,721,498	$207,694,990	$126,143,547	$44,609,752
Shares NAV	$51.95	$48.54	$54.62	$30.02	$20.27
General Shares NAV	$51.95	$48.55	$54.63	$30.03	$20.28

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income (loss)	$5,279	$12,342	$12,732	$12,447
Net investment income (loss)	$(149,203)	$(121,288)	$(114,308)	$(113,790)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$12,727,957	$(12,221,437)	$15,222,954	$(9,199,598)
Net Income/(loss)	$12,578,754	$(12,342,725)	$15,108,646	$(9,313,388)
Increase/(decrease) in Net Asset Value	$1,447,440	$(12,342,725)	$4,893,962	$(9,313,388)
Net Income (loss) per Share	$7.96	$(8.81)	$12.02	$(7.76)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$67,398	$47,098	$9,184	$2,415
Net investment income (loss)	$(400,152)	$(554,059)	$(390,178)	$(208,850)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$60,700,153	$(31,964,993)	$(37,525,364)	$(2,135,275)
Net Income/(loss)	$60,300,001	$(32,519,052)	$(37,915,542)	$(2,344,125)
Increase/(decrease) in Net Asset Value	$204,890,989	$(253,989,204)	$(1,267,716)	$(79,539,826)
Net Income (loss) per Share	$11.90	$(5.57)	$(8.55)	$(3.86)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section “Summary of the DBIQ-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY Silver TR™ and DBLCI-OY Silver TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Silver TR™ and DBLCI-OY Silver TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 and Summary of the DBLCI-OY Silver TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010*
DB Silver Indices	(12.59)%	(7.07)%	41.59%

AGGREGATE RETURN	(12.59)%	(7.07)%	41.59%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010*
DB Silver Indices	7.77%	(10.24)%	82.53%

AGGREGATE RETURN	7.77%	(10.24)%	82.53%

*	From January 3, 2007 (commencement of investment operations) to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index- Optimum Yield Silver Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY SI ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $11.3 million, $126.0 million and $4.5 million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $222.0 million was paid to purchase United States Treasury Obligations and $243.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $768.9 million was paid to purchase United States Treasury Obligations and $857.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $391.9 million was paid to purchase United States Treasury Obligations and $355.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $15.8 million, decreased by $50.6 million, and increased by $36.4 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(21.3) million, $(117.4) million and $3.7 million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $244.3 million and $86.0 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011 and 2010, respectively. There were no sales of Shares to Authorized Participant during the Year Ended December 31, 2012.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBAGIX reflects DBIQ-OY Silver ER™ from January 1, 2011 to December 31, 2012 and DBAGIX reflects DBLCI-OY Silver ER™ from January 3, 2007 to December 31, 2010.

DBIQ Optimum Yield Silver Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JUNE 2006 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share increased 9.09% from $47.99 per Share to $52.35 per Share. The Share price low and high for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $45.61 per Share (-4.96%) on June 28, 2012 to a high of $64.42 per Share (+34.24%) on February 28, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund on a market value basis, was 9.09%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share increased 7.03% from $48.54 per Share to $51.95 per Share. Appreciation in the price of silver futures contracts during the Year Ended December 31, 2012 contributed to an overall 7.77% increase in the level of the DBIQ-OY SI TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was +7.03%.

Net income for the Year Ended December 31, 2012 was $6.0 million, resulting from $0.1 million of interest income, net realized losses of $9.3 million, net change in unrealized gains of $15.7 million and operating expenses of $0.5 million.

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

Net loss for the Year Ended December 31, 2011 was $12.5 million, resulting from $0.1 million of interest income, net realized gains of $39.7 million, net change in unrealized losses of $50.6 million and operating expenses of $1.7 million.

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

Net income for the Year Ended December 31, 2010 was $77.8 million, resulting from $0.1 million of interest income, net realized gains of $42.0 million, net change in unrealized gains of $36.4 million and operating expenses of $0.7 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 12.40% from $59.76 per Share to $52.35 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $60.50 per Share (+1.24%) on October 4, 2012 to a low of $51.42 per Share (-13.96%) on December 24, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund on a market value basis was -12.40%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 13.00% from $59.71 per Share to $51.95 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended December 31, 2012 contributed to an overall 12.59% decrease in the level of the DBIQ-OY SI TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -13.00%.

Net loss for the Three Months Ended December 31, 2012 was $9.3 million resulting from $0.01 million of interest income, net realized losses of $6.8 million, net change in unrealized losses of $2.4 million and operating expenses of $0.1 million.

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

Net loss for the Three Months Ended December 31, 2011 was $2.3 million resulting from $0.01 million of interest income, net realized losses of $25.9 million, net change in unrealized gains of $23.8 million and operating expenses of $0.2 million.

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

Net income for the Three Months Ended December 31, 2010 was $55.6 million, resulting from net realized gains of $39.2 million, net change in unrealized gains of $16.7 million and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$62,388,173	1.93%	$2,797,357	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$77,721,498	3.08%	$5,459,817	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Silver Fund:

We have audited the internal control over financial reporting of PowerShares DB Silver Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC, and Shareholders

PowerShares DB Silver Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Silver Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Silver Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Silver Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Silver Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $50,493,761 and $71,498,899 respectively)	$50,498,119	$71,498,541
Cash held by broker	14,830,754	24,924,317
Net unrealized appreciation (depreciation) on futures contracts	(2,940,700)	(18,701,360)

Deposits with broker	62,388,173	77,721,498

Total assets	$62,388,173	$77,721,498

Liabilities
Management fee payable	$41,854	$54,825
Brokerage fee payable	1,730	7,373

Total liabilities	43,584	62,198

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity - General Shares	2,078	1,942
Shareholders’ equity - Shares	62,342,511	77,657,358

Total shareholders’ equity	62,344,589	77,659,300

Total liabilities and equity	$62,388,173	$77,721,498

General Shares outstanding	40	40
Shares outstanding	1,200,000	1,600,000

Net asset value per share
General shares	$51.95	$48.55
Shares	$51.95	$48.54

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 17, 2013	0.81%	$499,997	$500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.81	2,999,940	3,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	73.78	45,998,252	46,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	1.60	999,930	1,000,000

Total United States Treasury Obligations (cost $50,493,761)	81.00%	$50,498,119

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Silver (420 contracts, settlement date December 27, 2013)	(4.72)%	$(2,940,700)

Net Unrealized Depreciation on Futures Contracts	(4.72)%	$(2,940,700)

Net unrealized depreciation is comprised completely of unrealized losses of $2,940,700.

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

PowerShares DB Silver Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$42,800	$126,095	$98,363

Expenses
Management Fee	541,304	1,649,732	733,609
Brokerage Commissions and Fees	85	29,602	26,264

Total Expenses	541,389	1,679,334	759,873

Net investment income (loss)	(498,589)	(1,553,239)	(661,510)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	(45)	17,188	332
Futures	(9,235,455)	39,671,640	42,042,440

Net realized gain (loss)	(9,235,500)	39,688,828	42,042,772

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	4,716	(7,607)	5,762
Futures	15,760,660	(50,606,700)	36,407,900

Net change in unrealized gain (loss)	15,765,376	(50,614,307)	36,413,662

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	6,529,876	(10,925,479)	78,456,434

Net Income (Loss)	$6,031,287	$(12,478,718)	$77,794,924

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	—	(984)

Net Income (Loss) Attributable to PowerShares DB Silver Fund	$6,031,287	$(12,478,718)	$77,793,940

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,942	1,600,000	$77,657,358	$77,659,300
Redemption of Shares			(400,000)	(21,345,998)	(21,345,998)
Net Income (Loss)
Net investment income (loss)		(11)		(498,578)	(498,589)
Net realized gain (loss) on United States Treasury Obligations and Futures		(208)		(9,235,292)	(9,235,500)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		355		15,765,021	15,765,376

Net Income (Loss)		136		6,031,151	6,031,287

Balance at December 31, 2012	40	$2,078	1,200,000	$62,342,511	$62,344,589

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$2,185	3,800,000	$207,562,872	$207,565,057
Sale of Shares			3,800,000	244,321,451	244,321,451
Redemption of Shares			(6,000,000)	(361,748,490)	(361,748,490)
Net Income (Loss)
Net investment income (loss)		(30)		(1,553,209)	(1,553,239)
Net realized gain (loss) on United States Treasury Obligations and Futures		773		39,688,055	39,688,828
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(986)		(50,613,321)	(50,614,307)

Net Income (Loss)		(243)		(12,478,475)	(12,478,718)

Balance at December 31, 2011	40	$1,942	1,600,000	$77,657,358	$77,659,300

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,201	4,200,000	$126,086,969	$126,088,170	$1,201	$126,089,371
Sale of Shares			2,200,000	85,997,062	85,997,062		85,997,062
Redemption of Shares			(2,600,000)	(82,314,115)	(82,314,115)		(82,314,115)
Net Income (Loss)
Net investment income (loss)		(8)		(661,494)	(661,502)	(8)	(661,510)
Net realized loss on United States Treasury Obligations and Futures		531		42,041,710	42,042,241	531	42,042,772
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		461		36,412,740	36,413,201	461	36,413,662

Net Income (Loss)		984		77,792,956	77,793,940	984	77,794,924

Distributions of net investment income		—		—	—	(2,185)	(2,185)

Balance at December 31, 2010	40	$2,185	3,800,000	$207,562,872	$207,565,057	$—	$207,565,057

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$6,031,287	$(12,478,718)	$77,794,924
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(221,951,181)	(768,884,317)	(391,873,799)
Proceeds from securities sold and matured	242,999,277	856,995,585	354,997,114
Net accretion of discount on United States Treasury Obligations	(43,003)	(126,172)	(98,411)
Net realized (gain) loss on United States Treasury Obligations	45	(17,188)	(332)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(15,765,376)	50,614,307	(36,413,662)
Change in operating receivables and liabilities:
Management fee payable	(12,971)	(68,096)	70,367
Brokerage fee payable	(5,643)	361	5,390

Net cash provided by (used for) operating activities	11,252,435	126,035,762	4,481,591

Cash flows from financing activities:
Proceeds for sale of Shares	—	244,321,451	85,997,062
Payments for redemption of Shares	(21,345,998)	(361,748,490)	(82,314,115)
Redemption of non-controlling interest	—	—	(2,185)

Net cash provided by (used for) financing activities	(21,345,998)	(117,427,039)	3,680,762

Net change in cash held by broker	(10,093,563)	8,608,723	8,162,353
Cash held by broker at beginning of period	24,924,317	16,315,594	8,153,241

Cash held by broker at end of period	$14,830,754	$24,924,317	$16,315,594

See accompanying notes to financial statements.

PowerShares DB Silver Fund

Notes to Financial Statements

December 31, 2012

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $62,388,173 (or 100%) and $77,721,498 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,082,000 (or 8.15%) and $14,060,925 (or 18.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $541,304, of which $41,854 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $1,649,732, of which $54,825 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $733,609.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $85, with $1,730 payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $29,602, of which $7,373 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $26,264.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $5,082,000 and $14,060,925, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012, the Fund had cash held with the Commodity Broker of $14,830,754, of which $2,940,700 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $24,924,317, of which $18,701,360 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $2,940,700 and $18,701,360, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$50,498,119	$71,498,541
Commodity Futures Contracts (Level 1)	$(2,940,700)	$(18,701,360)

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2012	2011	2011	2010	2010
Shares Sold	—	$—	3,800,000	$244,321,451	2,200,000	$85,997,062
Shares Redeemed	(400,000)	(21,345,998)	(6,000,000)	(361,748,490)	(2,600,000)	(82,314,115)

Net Increase/(Decrease)	(400,000)	$(21,345,998)	(2,200,000)	$(117,427,039)	(400,000)	$3,682,947

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$48.54	$54.62	$30.02
Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.78	(5.63)	24.85
Net investment income (loss)	(0.37)	(0.45)	(0.25)

Net increase (decrease)	3.41	(6.08)	24.60

Net asset value per Share, end of period	$51.95	$48.54	$54.62

Market value per Share, beginning of period	$47.99	$54.51	$30.09

Market value per Share, end of period	$52.35	$47.99	$54.51

Ratio to average Net Assets
Net investment income (loss)	(0.69)%	(0.71)%	(0.67)%

Total expenses	0.75%	0.76%	0.77%

Total Return, at net asset value	7.03%	(11.13)%	81.95%

Total Return, at market value	9.09%	(11.96)%	81.16%

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2012, as stated in their report on page 36 of this Form 10-K.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Martin Kremenstein	36	Chief Executive Officer, Chief Investment Officer, Managing Director and Member of the Board of Managers
Alex Depetris	32	Chief Operating Office, Director and Member of the Board of Managers
Michael Gilligan	46	Chief Financial Officer, Director and Member of the Board of Managers

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

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $541,304 of which $499,450 had been paid at December 31, 2012. Management Fees of $41,854 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $85, all of which had been paid at December 31, 2012. Brokerage commissions of $1,730 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Silver Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ MARTIN KREMENSTEIN
		Name:	Martin Kremenstein
		Title:	Chief Executive Officer

Dated: March 1, 2013		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Chief Financial Officer