Form 10-K
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2013-03-01
CIK 1367306, 1383058

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $589,440,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2013: 25,400,000

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

The Fund does not employ leverage. As of December 31, 2012 and 2011, the Fund had $785,359,032 (or 100%) and $509,163,718 (or 97.89%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,604,309 (or 5.42%) and $35,946,585 (or 7.06%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade2 for the Years Ended December 31, 2012, 2011 and 2010.

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

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	27.14%
Average rolling 3-month daily volatility	25.47%
Monthly return volatility	26.68%
Average annual volatility	26.35%

The following table reflects the daily volatility on an annual basis of the Index:

Year***	Daily Volatility
1988	26.56%
1989	28.11%
1990	40.56%
1991	29.57%
1992	16.66%
1993	17.70%
1994	20.13%
1995	17.07%
1996	31.02%
1997	21.51%
1998	27.97%
1999	27.10%
2000	32.19%
2001	29.77%
2002	25.52%
2003	26.59%
2004	30.80%
2005	26.55%
2006	22.01%
2007	21.17%
2008	41.43%
2009	33.56%
2010	20.63%
2011	25.20%
2012	19.36%

*	As of December 31, 2012. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$31.88	$28.21
June 30, 2012	$30.54	$22.82
September 30, 2012	$27.82	$24.17
December 31, 2012	$26.42	$24.39

Quarter ended	High	Low
March 31, 2011	$32.26	$27.42
June 30, 2011	$34.26	$27.53
September 30, 2011	$29.67	$23.04
December 31, 2011	$29.08	$22.57

Holders

As of December 31, 2012, the Fund had 25,465 holders of record of its Shares.

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

(b) Non-applicable

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2012	8,800,000	$26.57
Year Ended December 31, 2011	15,400,000	$28.53
Year Ended December 31, 2010	8,800,000	$26.47

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2012, 2011, 2010, 2009, and 2008 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Interest Income	$483,428	$346,317	$530,962	$263,905	$762,475
Net investment income (loss)	$(4,532,899)	$(4,226,463)	$(3,064,215)	$(977,020)	$461,877
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(58,195,892)	$17,859,087	$52,182,454	$86,139,691	$(26,674,853)
Net Income (Loss)	$(62,728,791)	$13,632,624	$49,118,239	$85,162,671	$(26,212,976)
Net Income (Loss) per Share	$(2.57)	$0.36	$0.69	$7.23	$(14.22)
Distribution per Share	$—	$—	$—	$—	$0.12
Net increase (decrease) in cash	$(8,753,657)	$(17,668,955)	$16,601,817	$(13,011,847)	$26,607,083

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Total Assets	$785,359,032	$520,163,651	$598,208,525	$357,787,205	$89,225,090
Shares NAV	$25.99	$28.56	$28.20	$27.51	$20.28
General Shares NAV	$26.00	$28.55	$28.20	$27.50	$20.28

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income (loss)	$64,828	$127,672	$117,176	$173,752
Net investment income (loss)	$(1,124,593)	$(1,120,453)	$(1,034,955)	$(1,252,898)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$20,807,674	$(117,064,433)	$36,621,639	$1,439,228
Net Income/(loss)	$19,683,081	$(118,184,886)	$35,586,684	$186,330
Increase/(decrease) in Net Asset Value	$250,343,895	$(167,094,088)	$87,705,034	$95,124,630
Net Income (loss) per Share	$1.31	$(5.22)	$1.48	$(0.14)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$169,105	$110,276	$46,948	$19,988
Net investment income (loss)	$(1,013,103)	$(1,077,204)	$(1,081,388)	$(1,054,768)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$87,123,599	$(67,947,446)	$(121,926,499)	$120,609,433
Net Income/(loss)	$86,110,496	$(69,024,650)	$(123,007,887)	$119,554,665
Increase/(decrease) in Net Asset Value	$80,396,854	$(82,943,938)	$(57,525,363)	$(29,352,231)
Net Income (loss) per Share	$4.10	$(3.40)	$(5.72)	$5.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section “Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010” below provides an overview of the changes in the closing levels of the DBIQ-OY CL TR™ and DBLCI-OY CL TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY CL TR™ or the DBLCI-OY CL TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2012 and 2011 and the Years Ended December 31, 2012 and 2011 & Summary of the DBLCI-OY CL TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010[3]
DB Light Sweet Crude Oil (WTI) Indices	(0.34)%	22.94%	11.10%

AGGREGATE RETURN	(0.34)%	22.94%	11.10%

	AGGREGATE RETURNS
Underlying Index	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010[3]
DB Light Sweet Crude Oil (WTI) Indices	(8.09)%	2.02%	3.34%

AGGREGATE RETURN	(8.09)%	2.02%	3.34%

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

[3]	From January 3, 2007 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Crude Oil Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBIQ–OY CL ER™.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(336.5) million, $74.0 million and $(174.5) million for the Years Ended December 31, 2012, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2012, $2,704.9 million was paid to purchase United States Treasury Obligations and $2,472.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $2,315.7 million was paid to purchase United States Treasury Obligations and $2,300.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $1,846.4 million was paid to purchase United States Treasury Obligations and $1,684.0 million was received from sales and maturing contracts. Unrealized appreciation/(depreciation) on United States Treasury Obligations and futures increased by $51.5 million, decreased by $87.5 million and increased by $60.9 million during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $327.8 million, $(91.6) million and $191.1 million during the Years Ended December 31, 2012, 2011 and 2010, respectively. This included $562.6 million, $336.3 million and $424.0 million in proceeds from the sale of Shares to Authorized Participants during the Years Ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010, AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Fund was launched on January 3, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from January 5, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “DBIQ–OY CL ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBO”), (ii) the Fund’s NAV (as reflected by the graph “DBONV”), and (iii) the closing levels of the Index (as reflected by the graph “DBOLIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

The Fund seeks to track the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Crude Oil Index Excess Return™ (the “DBIQ–OY CL ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the crude oil sector. The single commodity comprising the Index is Light Sweet Crude Oil (WTI) (the “Index Commodity”). The Shares are designed for investors who want a cost-effective and convenient way to invest in commodity futures on U.S. and non-U.S. markets.

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

Therefore, with respect to the above graphs for the Year Ended December 31, 2012, the Year Ended December 31, 2011, the Year Ended December 31, 2010, the Three Months Ended December 31, 2012, the Three Months Ended December 31, 2011 and the Three Months Ended December 31, 2010, DBOLIX reflects DBIQ OY Crude Oil Index ER™ from January 1, 2011 to December 31, 2012, and DBAGIX reflects DBLCI OY Crude Oil ER™ from January 3, 2007 (commencement of investment operations) to December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share decreased 9.21% from $28.57 per Share to $25.94 per Share. The Share price high and low for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $31.88 per Share (+11.59%) on February 24, 2012 to a low of $22.82 per Share (-20.13%) on June 21, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -9.21%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2012, the net asset value of each Share decreased 9.00% from $28.56 per Share to $25.99 per Share. Depreciation in the price of light sweet crude oil futures contracts during the Year Ended December 31, 2012 contributed to an overall 8.09% decrease in the level of the DBIQ-OY CL TR™. The Fund did not make a distribution to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -9.00%.

Net loss for the Year Ended December 31, 2012 was $62.7 million, resulting from $0.5 million of interest income, net realized losses of $109.7 million, net change in unrealized gains of $51.5 million and operating expenses of $5.0 million.

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

Net income for the Year Ended December 31, 2011 was $13.6 million, resulting from $0.3 million of interest income, net realized gains of $105.3 million, net change in unrealized losses of $87.4 million and operating expenses of $4.6 million.

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

Net income for the Year Ended December 31, 2010 was $49.1 million, resulting from $0.5 million of interest income, net realized losses of $8.7 million, net change in unrealized gains of $60.9 million and operating expenses of $3.6 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012, 2011 AND 2010

Fund Share Price Performance

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 0.65% from $26.11 per Share to $25.94 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $26.42 per Share (+1.19%) on October 11, 2012 to a low of $24.39 per Share (-6.59%) on November 7, 2012. The Fund did not make a distribution to Shareholders in 2012. Therefore, the total return for the Fund, on a market value basis was -0.65%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 0.54% from $26.13 per Share to $25.99 per Share. Depreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2012 contributed to an overall 0.34% decrease in the level of the DBIQ-OY CL TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -0.54%.

Net income for the Three Months Ended December 31, 2012 was $0.2 million, resulting from $0.1 million of interest income, net realized losses of $2.2 million, net change in unrealized gains of $3.6 million and operating expenses of $1.3 million.

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

Net income for the Three Months Ended December 31, 2011 was $119.6 million, resulting from $0.1 million of interest income, net realized losses of $14.0 million, net change in unrealized gains of $134.6 million and operating expenses of $1.1 million.

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 11.07% from $25.39 per Share to $28.20 per Share. Appreciation in the price of light sweet crude oil futures contracts during the Three Months Ended December 31, 2010 contributed to an overall 11.10% increase in the level of the DBLCI-OY CL TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.07%.

Net income for the Three Months Ended December 31, 2010 was $64.9 million, resulting from $0.2 million of interest income, net realized gains of $8.1 million, net change in unrealized gains of $57.7 million and operating expenses of $1.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$785,359,032	1.47%	$26,448,451	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$520,163,651	1.95%	$23,878,432	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Oil Fund:

We have audited the internal control over financial reporting of PowerShares DB Oil Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers of DB Commodity Services LLC and Shareholders

PowerShares DB Oil Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Oil Fund (the Fund), a series of the PowerShares DB Multi-Sector Commodity Trust, as of December 31, 2012 and 2011, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Oil Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Oil Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2013

PowerShares DB Oil Fund

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $728,411,262 and $494,991,406 respectively)	$728,467,437	$494,990,376
Cash held by broker	5,313,345	14,067,002
Net unrealized appreciation (depreciation) on futures contracts	51,578,250	106,340

Deposits with broker	785,359,032	509,163,718

Receivable for securities sold	—	10,999,933

Total assets	$785,359,032	$520,163,651

Liabilities
Payable for share redeemed	$10,395,580	$11,424,524
Management fee payable	491,517	338,111
Brokerage fee payable	68	8,620

Total liabilities	10,887,165	11,771,255

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,040	1,142

Shareholders’ equity—Shares	774,470,827	508,391,254

Total shareholders’ equity	774,471,867	508,392,396

Total liabilities and equity	$785,359,032	$520,163,651

General Shares outstanding	40	40
Shares outstanding	29,800,000	17,800,000

Net asset value per share
General shares	$26.00	$28.55
Shares	$25.99	$28.56

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	1.29%	$10,000,000	$ 10,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	0.71	5,499,962	5,500,000
U.S. Treasury Bills, 0.045% due January 24, 2013	3.75	28,999,681	29,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	5.04	38,999,220	39,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	5.42	41,998,824	42,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	7.23	55,998,152	56,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	23.37	180,993,122	181,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	14.07	108,995,640	109,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	5.94	45,997,562	46,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	6.07	46,996,992	47,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	16.78	129,990,900	130,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	4.39	33,997,382	34,000,000

Total United States Treasury Obligations (cost $728,411,262)	94.06%	$728,467,437

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
WTI Crude ICE (2,041 contracts, settlement date June 19, 2013)	0.70%	$5,454,180
WTI Crude NYMEX (6,472 contracts, settlement date June 20, 2013)	5.96	46,124,070

Net Unrealized Appreciation on Futures Contracts	6.66%	$51,578,250

Net unrealized appreciation is comprised of unrealized gains of $51,817,610 and unrealized losses of $239,360.

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	4.33%	$21,999,978	$ 22,000,000
U.S. Treasury Bills, 0.025% due January 19, 2012	1.08	5,499,973	5,500,000
U.S. Treasury Bills, 0.015% due January 26, 2012	0.79	3,999,972	4,000,000
U.S. Treasury Bills, 0.01% due February 2, 2012	0.98	4,999,955	5,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	20.85	105,998,728	106,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	44.26	224,995,950	225,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	8.65	43,998,900	44,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	3.74	18,999,392	19,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	6.29	31,998,880	32,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	0.29	1,499,951	1,500,000
U.S. Treasury Bills, 0.025% due March 29, 2012	6.10	30,998,697	31,000,000

Total United States Treasury Obligations (cost $494,991,406)	97.36%	$494,990,376

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
WTI Crude (5,221 contracts, settlement date June 20, 2012)	0.02%	$106,340

Net Unrealized Appreciation on Futures Contracts	0.02%	$106,340

Net unrealized appreciation is comprised of unrealized gains of $13,957,510 and unrealized losses of $13,851,170.

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statements of Income and Expenses

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Interest Income	$483,428	$346,317	$530,962

Expenses
Management Fee	4,906,032	4,481,904	3,469,732
Brokerage Commissions and Fees	110,295	90,876	125,445

Total Expenses	5,016,327	4,572,780	3,595,177

Net investment income (loss)	(4,532,899)	(4,226,463)	(3,064,215)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	6,193	11,229	1,574
Futures	(109,731,200)	105,298,150	(8,698,610)

Net realized gain (loss)	(109,725,007)	105,309,379	(8,697,036)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	57,205	(20,072)	14,970
Futures	51,471,910	(87,430,220)	60,864,520

Net change in unrealized gain (loss)	51,529,115	(87,450,292)	60,879,490

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(58,195,892)	17,859,087	52,182,454

Net Income (Loss)	$(62,728,791)	$13,632,624	$49,118,239

Less: net income attributed to the non-controlling interest in subsidiary—related party	—	—	(28)

Net Income (Loss) Attributable to PowerShares DB Oil Fund	$(62,728,791)	$13,632,624	$49,118,211

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,142	17,800,000	$508,391,254	$508,392,396
Sale of Shares			20,800,000	562,641,258	562,641,258
Redemption of Shares			(8,800,000)	(233,832,996)	(233,832,996)
Net Income (Loss)
Net investment income (loss)		(8)		(4,532,891)	(4,532,899)
Net realized gain (loss) on United States Treasury Obligations and Futures		(178)		(109,724,829)	(109,725,007)
Net change in unrealized gain (loss) on United States Treasury
Obligations and Futures		84		51,529,031	51,529,115

Net Income (Loss)		(102)		(62,728,689)	(62,728,791)

Balance at December 31, 2012	40	$1,040	29,800,000	$774,470,827	$774,471,867

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,128	21,200,000	$597,815,946	$597,817,074
Sale of Shares			12,000,000	336,317,805	336,317,805
Redemption of Shares			(15,400,000)	(439,375,107)	(439,375,107)
Net Income (Loss)
Net investment income (loss)		(4)		(4,226,459)	(4,226,463)
Net realized gain (loss) on United States Treasury Obligations and Futures		108		105,309,271	105,309,379
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(90)		(87,450,202)	(87,450,292)

Net Income (Loss)		14		13,632,610	13,632,624

Balance at December 31, 2011	40	$1,142	17,800,000	$508,391,254	$508,392,396

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,100	13,000,000	$357,638,533	$357,639,633	$1,100	$357,640,733
Sale of Shares			17,000,000	423,991,336	423,991,336		423,991,336
Redemption of Shares			(8,800,000)	(232,932,106)	(232,932,106)		(232,932,106)
Net Income (Loss)
Net investment income (loss)		(2)		(3,064,211)	(3,064,213)	(2)	(3,064,215)
Net realized loss on United States Treasury Obligations and Futures		(5)		(8,697,026)	(8,697,031)	(5)	(8,697,036)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		35		60,879,420	60,879,455	35	60,879,490

Net Income (Loss)		28		49,118,183	49,118,211	28	49,118,239

Redemption of non-controlling interest		—		—	—	(1,128)	(1,128)

Balance at December 31, 2010	40	$1,128	21,200,000	$597,815,946	$597,817,074	$—	$597,817,074

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(62,728,791)	$13,632,624	$49,118,239
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,704,915,354)	(2,315,706,366)	(1,846,381,993)
Proceeds from securities sold and matured	2,471,990,699	2,299,991,520	1,683,975,839
Net accretion of discount on United States Treasury Obligations	(489,008)	(348,365)	(532,285)
Net realized (gain) loss on United States Treasury Obligations	(6,193)	(11,229)	(1,574)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(51,529,115)	87,450,292	(60,879,490)
Change in operating receivables and liabilities:
Receivable for Securities sold	10,999,933	(10,999,933)	—
Management fee payable	153,406	(42,994)	238,445
Brokerage fee payable	(8,552)	(1,726)	6,534

Net cash provided by (used for) operating activities	(336,532,975)	73,963,823	(174,456,285)

Cash flows from financing activities:
Proceeds from Sale of Shares	562,641,258	336,317,805	423,991,336
Payments for Redemption of Shares	(234,861,940)	(427,950,583)	(232,932,106)
Redemption of non-controlling interest	—	—	(1,128)

Net cash provided by (used for) financing activities	327,779,318	(91,632,778)	191,058,102

Net change in cash held by broker	(8,753,657)	(17,668,955)	16,601,817
Cash held by broker at beginning of period	14,067,002	31,735,957	15,134,140

Cash held by broker at end of period	$5,313,345	$14,067,002	$31,735,957

See accompanying notes to financial statements.

PowerShares DB Oil Fund

Notes to Financial Statements

December 31, 2012

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2012

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2012 and December 31, 2011, the Fund had $785,359,032 (or 100%) and $509,163,718 (or 97.89%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $42,604,309 (or 5.42%) and $35,946,585 (or 7.06%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions. For additional information, please see the audited Schedule of Investments as of December 31, 2012 and 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $4,906,032, of which $491,517 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $4,481,904, of which $338,111 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $3,469,732.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. For the Year Ended December 31, 2012, the Fund incurred brokerage fees of $110,295, of which $68 was payable at December 31, 2012. For the Year Ended December 31, 2011, the Fund incurred brokerage fees of $90,876, of which $8,620 was payable at December 31, 2011. For the Year Ended December 31, 2010, the Fund incurred brokerage fees of $125,445.

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

PowerShares DB Oil Fund

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

PowerShares DB Oil Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2012 and 2011 were holdings of $42,604,309 and $35,946,585, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2012, the Fund had cash held with the Commodity Broker of $5,313,345. As of December 31, 2011 the Fund had cash held with the Commodity Broker of $14,067,002. There were no cash equivalents held by the Fund as of December 31, 2012 and 2011.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2012

represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2012 and 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $51,578,250 and $106,340, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	2012	2011
United States Treasury Obligations (Level 1)	$728,467,437	$494,990,376
Commodity Futures Contracts (Level 1)	$51,578,250	$106,340

There were no Level 2 or Level 3 holdings during the years ended December 31, 2012 and 2011.

PowerShares DB Oil Fund

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

PowerShares DB Oil Fund

Notes to Financial Statements—(Continued)

December 31, 2012

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2012, 2011 and 2010

	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity	Shares	Shareholders’ Equity
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2012	2011	2011	2010	2010
Shares Sold	20,800,000	$562,641,258	12,000,000	$336,317,805	17,000,000	$423,991,336
Shares Redeemed	(8,800,000)	(233,832,996)	(15,400,000)	(439,375,107)	(8,800,000)	(232,932,106)

Net Increase / (Decrease)	12,000,000	$328,808,262	(3,400,000)	$(103,057,302)	8,200,000	$191,059,230

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$28.56	$28.20	$27.51

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.38)	0.56	0.86
Net investment income (loss)	(0.19)	(0.20)	(0.17)

Net increase (decrease)	(2.57)	0.36	0.69

Net asset value per Share, end of period	$25.99	$28.56	$28.20

Market value per Share, beginning of period	$28.57	$28.22	$27.57

Market value per Share, end of period	$25.94	$28.57	$28.22

Ratio to average Net Assets
Net investment income (loss)	(0.69)%	(0.71)%	(0.66)%

Total expenses	0.77%	0.77%	0.77%

Total Return, at net asset value	(9.00)%	1.28%	2.51%

Total Return, at market value	(9.21)%	1.24%	2.36%

PowerShares DB Oil Fund

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

As of the Year Ended December 31, 2012 the Fund has incurred Management Fees of $4,906,032 of which $4,414,515 had been paid at December 31, 2012. Management Fees of $491,517 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $110,295 of which $110,227 had been paid at December 31, 2012. Brokerage commissions of $68 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$100,600	$100,600
Audit-Related Fees	$5,494	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$106,054	$100,600

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

Date: March 1, 2013