Form 10-K/A
period 2012-12-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2013-03-29
CIK 1367306, 1383055

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $342,116,000

Number of Common Units of Beneficial Interest outstanding as of February 28, 2013: 8,800,000

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