Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Gold Fund
filed 2013-05-03
CIK 1367306, 1383055

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

Indicate the number of outstanding Shares as of March 31, 2013: 4,200,000 Shares.

POWERSHARES DB GOLD FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Gold Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $222,983,301 and $495,451,201 respectively)	$222,991,367	$495,480,854
Cash held by broker	23,983,261	30,812,601
Net unrealized appreciation (depreciation) on futures contracts	(18,300,500)	(9,035,650)

Deposits with broker	228,674,128	517,257,805

Total assets	$228,674,128	$517,257,805

Liabilities
Management fee payable	$182,802	$315,008
Brokerage fee payable	1,084	582

Total liabilities	183,886	315,590

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	2,176	2,298
Shareholders’ equity—Shares	228,488,066	516,939,917

Total shareholders’ equity	228,490,242	516,942,215

Total liabilities and equity	$228,674,128	$517,257,805

General Shares outstanding	40	40
Shares outstanding	4,200,000	9,000,000
Net asset value per share
General Shares	$54.40	$57.45
Shares	$54.40	$57.44

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due April 4, 2013	31.07%	$70,999,929	$71,000,000
U.S. Treasury Bills, 0.1% due April 11, 2013	12.69	28,999,768	29,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	5.69	12,999,805	13,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	5.25	11,999,736	12,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	5.25	11,999,424	12,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	10.95	24,998,275	25,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	5.25	11,999,004	12,000,000
U.S. Treasury Bills, 0.125% due May 30, 2013	4.81	10,998,922	11,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	16.63	37,996,504	38,000,000

Total United States Treasury Obligations (cost $222,983,301)	97.59%	$222,991,367

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Gold (1,456 contracts, settlement date August 28, 2013)	(8.01)%	$(18,300,500)	$250,881,940

Net Unrealized Depreciation on Futures Contracts	(8.01)%	$(18,300,500)	$250,881,940

Net unrealized depreciation is comprised completely of unrealized losses of $18,300,500.

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	22.05%	$114,000,000	$114,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	5.61	28,999,826	29,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	2.52	12,999,909	13,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	2.22	11,499,874	11,500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.26	21,999,560	22,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	2.32	11,999,664	12,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	4.84	24,999,175	25,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	2.32	11,999,544	12,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	4.84	24,999,000	25,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	7.35	37,997,986	38,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	11.99	61,996,032	62,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	12.38	63,995,520	64,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	13.15	67,994,764	68,000,000

Total United States Treasury Obligations (cost $495,451,201)	95.85%	$495,480,854

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Gold (3,120 contracts, settlement date August 28, 2013)	(1.75)%	$(9,035,650)	$533,819,650

Net Unrealized Depreciation on Futures Contracts	(1.75)%	$(9,035,650)	$533,819,650

Net unrealized depreciation is comprised of unrealized losses of $9,151,570 and unrealized gains of $115,920.

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$78,138	$25,159

Expenses
Management Fee	789,198	778,921
Brokerage Commissions and Fees	21,090	29,142

Total Expenses	810,288	808,063

Net investment income (loss)	(732,150)	(782,904)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,076	(886)
Futures	(19,272,460)	(18,108,390)

Net realized gain (loss)	(19,271,384)	(18,109,276)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(21,587)	17,217
Futures	(9,264,850)	43,187,430

Net change in unrealized gain (loss)	(9,286,437)	43,204,647

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(28,557,821)	25,095,371

Net Income (Loss)	$(29,289,971)	$24,312,467

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$2,298	9,000,000	$516,939,917	$516,942,215

Redemption of Shares			(4,800,000)	(259,162,002)	(259,162,002)

Net Income (Loss)

Net investment income (loss)		(3)		(732,147)	(732,150)

Net realized gain (loss) on United States Treasury Obligations and Futures		(80)		(19,271,304)	(19,271,384)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(39)		(9,286,398)	(9,286,437)

Net Income (Loss)		(122)		(29,289,849)	(29,289,971)

Balance at March 31, 2013	40	$2,176	4,200,000	$228,488,066	$228,490,242

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$2,181	8,400,000	$458,055,685	$458,057,866

Sale of Shares			600,000	35,940,346	35,940,346

Redemption of Shares			(1,800,000)	(101,519,076)	(101,519,076)

Net Income (Loss)

Net investment income (loss)		(4)		(782,900)	(782,904)

Net realized gain (loss) on United States Treasury Obligations and Futures		(101)		(18,109,175)	(18,109,276)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		240		43,204,407	43,204,647

Net Income (Loss)		135		24,312,332	24,312,467

Balance at March 31, 2012	40	$2,316	7,200,000	$416,789,287	$416,791,603

See accompanying notes to unaudited financial statements.

PowerShares DB Gold Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$(29,289,971)	$24,312,467
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(276,944,755)	(399,437,014)
Proceeds from securities sold and matured	549,491,960	440,497,782
Net accretion of discount on United States Treasury Obligations	(78,229)	(25,463)
Net realized (gain) loss on United States Treasury Obligations	(1,076)	886
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	9,286,437	(43,204,647)
Change in operating receivables and liabilities:
Management fee payable	(132,206)	(38,734)
Brokerage fee payable	502	(1,207)

Net cash provided by (used for) operating activities	252,332,662	22,104,070

Cash flows from financing activities:
Proceeds from sale of Shares	—	35,940,346
Payments for redemption of Shares	(259,162,002)	(101,519,076)

Net cash provided by (used for) financing activities	(259,162,002)	(65,578,730)

Net change in cash held by broker	(6,829,340)	(43,474,660)
Cash held by broker at beginning of period	30,812,601	51,297,890

Cash held by broker at end of period	$23,983,261	$7,823,230

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

The Index is intended to reflect the change in market value of the gold sector. The single commodity comprising the Index is gold (the “Index Commodity”). The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in a futures contract referencing the Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with the Index Commodity.

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $228,674,128 (or 100%) and $517,257,805 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,648,640 (or 3.78%) and $23,166,000 (or 4.48%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $789,198 and $778,921, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $182,802 and $315,008, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $21,090 and $29,142, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $1,084 and $582, respectively.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $8,648,640 and $23,166,000, respectively, which is restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

when purchased. As of March 31, 2013 the Fund had cash held by the Commodity Broker of $23,983,261, of which $18,300,500 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2012 the Fund had cash held with the Commodity Broker of $30,812,601, of which $9,035,650 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $18,300,500 and $9,035,650, respectively.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$222,991,367	$495,480,854
Commodity Futures Contracts (Level 1)	$(18,300,500)	$(9,035,650)

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	—	600,000	$—	$35,940,346
Shares Redeemed	(4,800,000)	(1,800,000)	(259,162,002)	(101,519,076)

Net Increase/ (Decrease)	(4,800,000)	(1,200,000)	$(259,162,002)	$(65,578,730)

(8) Profit and Loss Allocations and Distributions

Pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

PowerShares DB Gold Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$57.44	$54.53
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(2.94)	3.47
Net investment income (loss)	(0.10)	(0.11)

Net income (loss)	(3.04)	3.36
Net asset value per Share, end of period	$54.40	$57.89

Market value per Share, beginning of period	$57.35	$54.45

Market value per Share, end of period	$54.48	$57.78

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.75)%

Total expenses	0.78%	0.78%

Total Return, at net asset value **	(5.29)%	6.16%

Total Return, at market value **	(5.00)%	6.12%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of DBIQ-OY GC TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for index in the DBIQ-OY GC TR™
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Gold Indices	(5.01)%	6.32%

AGGREGATE RETURN	(5.01)%	6.32%

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

Operating Activities

Net cash flow provided by operating activities was $252.3 million and $22.1 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $276.9 million was paid to purchase United States Treasury Obligations and $549.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $399.4 million was paid to purchase United States Treasury Obligations and $440.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $9.3 million and increased by $43.2 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $259.2 million and $65.6 million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $35.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012. There were no sales of shares to Authorized Participants during the Three Months Ended March 31, 2013.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 5.00% from $57.35 per Share to $54.48 per Share. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $57.92 per Share (+0.99%) on January 22, 2013 to a low of $53.41 per Share (–6.87%) on February 20, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 5.29% from $57.44 per Share to $54.40 per Share. Falling prices for gold futures contracts during the Three Months Ended March 31, 2013 contributed to an overall 5.01% decrease in the level of the DBIQ-OY GC TR™.

Net loss for the Three Months Ended March 31, 2013 was $29.3 million, resulting interest income of $0.08 million, net realized loss of $19.3 million, net change in unrealized loss of $9.3 million, and operating expenses of $0.8 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 6.16% from $54.53 per Share to $57.89 per Share. Rising prices for gold futures contracts during the Three Months Ended March 31, 2012 contributed to an overall 6.32% increase in the level of the DBIQ-OY GC TR™.

Net income for the Three Months Ended March 31, 2012 was $24.3 million, resulting interest income of $0.03 million, net realized loss of $18.1 million, net change in unrealized gain of $43.2 million, and operating expenses of $0.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$228,674,128	0.93%	$4,970,952	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Gold Fund	$517,257,805	1.03%	$12,446,089	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following was the primary trading risk exposure of the Fund as of March 31, 2013 by Index Commodity:

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	4,800,000	$53.99
Three Months Ended March 31, 2012	1,800,000	$56.40

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of - March 31, 2013, (iii) the Schedule of Investments – December 31, 2012, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2012, (vii) the Unaudited Statement of Cash Flows – Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements.

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