Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Energy Fund
filed 2013-05-03
CIK 1367306, 1383062

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

Indicate the number of outstanding Shares as of March 31, 2013: 7,800,000 Shares.

POWERSHARES DB ENERGY FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Energy Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $215,977,060 and $113,889,476 respectively)	$215,986,212	$113,897,079
Cash held by broker	875,054	22,027,189
Net unrealized appreciation (depreciation) on futures contracts	10,524,116	4,091,805

Deposits with broker	227,385,382	140,016,073

Total assets	$227,385,382	$140,016,073

Liabilities
Management fee payable	$131,074	$89,375
Brokerage fee payable	1,312	155

Total liabilities	132,386	89,530

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,165	1,120
Shareholders’ equity—Shares	227,251,831	139,925,423

Total shareholders’ equity	227,252,996	139,926,543

Total liabilities and equity	$227,385,382	$140,016,073

General Shares outstanding	40	40
Shares outstanding	7,800,000	5,000,000
Net asset value per share
General Shares	$29.13	$28.00
Shares	$29.13	$27.99

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due April 4, 2013	7.04%	$15,999,984	$16,000,000
U.S. Treasury Bills, 0.1% due April 11, 2013	2.64	5,999,952	6,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	14.52	32,999,505	33,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	8.36	18,999,582	19,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	13.20	29,998,560	30,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	6.16	13,999,034	14,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	3.08	6,999,419	7,000,000
U.S. Treasury Bills, 0.125% due May 30, 2013	14.96	33,996,668	34,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	17.16	38,996,412	39,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	0.44	999,867	1,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	7.48	16,997,229	17,000,000

Total United States Treasury Obligations (cost $215,977,060)	95.04%	$215,986,212

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (476 contracts, settlement date April 15, 2013)	(0.01)%	$(22,630)	$52,392,150
Heating Oil (400 contracts, settlement date March 31, 2014)	0.22	506,045	49,584,835
Natural Gas (561 contracts, settlement date September 26, 2013)	1.20	2,733,510	20,424,570
RBOB Gasoline (290 contracts, settlement date October 31, 2013)	1.29	2,932,016	30,543,496
RBOB Gasoline (184 contracts, settlement date November 29, 2013)	0.16	359,625	20,662,081
WTI Crude NYMEX (554 contracts, settlement date June 20, 2013)	1.77	4,015,550	50,077,010

Net Unrealized Appreciation on Futures Contracts	4.63%	$10,524,116	$223,684,142

Net unrealized appreciation is comprised of unrealized gains of $10,698,244 and unrealized losses of $174,128 .

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	11.43%	$16,000,000	$16,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	4.29	5,999,964	6,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	7.79	10,899,924	10,900,000
U.S. Treasury Bills, 0.045% due January 24, 2013	13.58	18,999,791	19,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.29	5,999,880	6,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	10.01	13,999,538	14,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	0.72	999,962	1,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	20.01	27,998,880	28,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	3.57	4,999,735	5,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	2.14	2,999,790	3,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	3.57	4,999,615	5,000,000

Total United States Treasury Obligations (cost $113,889,476)	81.40%	$113,897,079

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude (298 contracts, settlement date January 16, 2013)	0.86%	$1,212,500	$31,898,280
Heating Oil (255 contracts, settlement date March 28, 2013)	(0.14)	(200,731)	32,283,607
Natural Gas (360 contracts, settlement date September 26, 2013)	0.11	149,630	12,918,370
RBOB Gasoline (302 contracts, settlement date October 31, 2013)	0.53	739,566	31,830,410
WTI Crude NYMEX (355 contracts, settlement date June 20, 2013)	1.56	2,190,840	31,072,660

Net Unrealized Appreciation on Futures Contracts	2.92%	$4,091,805	$140,003,327

Net unrealized appreciation is comprised of unrealized gains of $4,589,905 and unrealized losses of $498,100 .

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$32,318	$11,433

Expenses
Management Fee	313,896	334,537
Brokerage Commissions and Fees	18,555	9,881

Total Expenses	332,451	344,418

Net investment income (loss)	(300,133)	(332,985)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	94	(454)
Futures	521,898	4,394,902

Net realized gain (loss)	521,992	4,394,448

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,549	4,616
Futures	6,432,311	7,932,047

Net change in unrealized gain (loss)	6,433,860	7,936,663

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	6,955,852	12,331,111

Net Income (Loss)	$6,655,719	$11,998,126

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,120	5,000,000	$139,925,423	$139,926,543

Sale of Shares			3,000,000	86,421,496	86,421,496

Redemption of Shares			(200,000)	(5,750,762)	(5,750,762)

Net Income (Loss)

Net investment income (loss)		(3)		(300,130)	(300,133)

Net realized gain (loss) on United States Treasury Obligations and Futures		4		521,988	521,992

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		44		6,433,816	6,433,860

Net Income (Loss)		45		6,655,674	6,655,719

Balance at March 31, 2013	40	$1,165	7,800,000	$227,251,831	$227,252,996

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$1,105	5,400,000	$149,124,350	$149,125,455

Sale of Shares			2,600,000	77,855,344	77,855,344

Redemption of Shares			(1,400,000)	(40,862,182)	(40,862,182)

Net Income (Loss)

Net investment income (loss)		(3)		(332,982)	(332,985)

Net realized gain (loss) on United States Treasury Obligations and Futures		35		4,394,413	4,394,448

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		64		7,936,599	7,936,663

Net Income (Loss)		96		11,998,030	11,998,126

Balance at March 31, 2012	40	$1,201	6,600,000	$198,115,542	$198,116,743

See accompanying notes to unaudited financial statements.

PowerShares DB Energy Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$6,655,719	$11,998,126
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(215,954,916)	(182,874,538)
Proceeds from securities sold and matured	113,899,931	145,899,335
Net accretion of discount on United States Treasury Obligations	(32,505)	(11,567)
Net realized (gain) loss on United States Treasury Obligations	(94)	454
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(6,433,860)	(7,936,663)
Change in operating receivables and liabilities:
Management fee payable	41,699	38,050
Brokerage fee payable	1,157	(3,299)

Net cash provided by (used for) operating activities	(101,822,869)	(32,890,102)

Cash flows from financing activities:
Proceeds from sale of Shares	86,421,496	77,855,344
Payments for redemption of Shares	(5,750,762)	(40,862,182)

Net cash provided by (used for) financing activities	80,670,734	36,993,162

Net change in cash held by broker	(21,152,135)	4,103,060
Cash held by broker at beginning of period	22,027,189	10,610,800

Cash held by broker at end of period	$875,054	$14,713,860

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

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $227,385,382 (or 100%) and $140,016,073 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $9,774,160 (or 4.30%) and $7,066,290 (or 5.05%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $313,896 and $334,537, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $131,074 and $89,375, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $18,555 and $9,881, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $1,312 and $155, respectively.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $9,774,160 and $7,066,290, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $875,054. As of December 31, 2012 the Fund had cash held by the Commodity Broker of $22,027,189. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized appreciation position of $10,524,116 and $4,091,805, respectively.

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$215,986,212	$113,897,079
Commodity Futures Contracts (Level 1)	$10,524,116	$4,091,805

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

PowerShares DB Energy Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	3,000,000	2,600,000	$86,421,496	$77,855,344
Shares Redeemed	(200,000)	(1,400,000)	(5,750,762)	(40,862,182)

Net Increase/(Decrease)	2,800,000	1,200,000	$80,670,734	$36,993,162

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

PowerShares DB Energy Fund

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$27.99	$27.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.19	2.46
Net investment income (loss)	(0.05)	(0.06)

Net income (loss)	1.14	2.40
Net asset value per Share, end of period	$29.13	$30.02

Market value per Share, beginning of period	$27.94	$27.62

Market value per Share, end of period	$29.11	$30.05

Ratio to average Net Assets*
Net investment income (loss)	(0.71)%	(0.75)%

Total expenses	0.79%	0.77%

Total Return, at net asset value **	4.07%	8.69%

Total Return, at market value **	4.19%	8.80%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	22.50
Heating Oil	22.50
Brent Crude Oil	22.50
RBOB Gasoline	22.50
Natural Gas	10.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2013:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	23.11
Heating Oil	21.40
Brent Crude Oil	22.37
RBOB Gasoline	23.23
Natural Gas	9.89

Closing Level as of March 31, 2013:	100.00

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

The Commodity Futures Trading Commission (the (“CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://www.dbxus.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

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

Summary of DBIQ-OY Energy TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for indices in the DBIQ-OY Energy TR™
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Light Sweet Crude Oil Indices	4.23%	4.70%
DB Heating Oil Indices	0.02%	11.74%
DB Brent Crude Oil Indices	1.58%	16.06%
DB RBOB Gasoline Indices	7.06%	14.85%
DB Natural Gas Indices	13.74%	(22.65)%

AGGREGATE RETURN	4.18%	8.72%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(101.8) million and $(32.9) million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $216.0 million was paid to purchase United States Treasury Obligations and $113.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $182.9 million was paid to purchase United States Treasury Obligations and $145.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $6.4 million and $7.9 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $80.7 million and $37.0 million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $86.4 million and $77.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 4.19% from $27.94 per Share to $29.11 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $27.87 per Share (-0.25%) on March 4, 2013 to a high of $29.91 per Share (+7.05%) on February 13, 2013 and February 14, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 4.07% from $27.99 per Share to $29.13 per Share. Increases in the futures contract prices for light sweet crude oil, heating oil, Brent crude oil, RBOB gasoline, and natural gas during the Three Months Ended March 31, 2013 contributed to an overall 4.18% increase in the level of the DBIQ-OY Energy TR™.

Net income for the Three Months Ended March 31, 2013 was $6.7 million, resulting from $0.03 million of interest income, net realized gain of $0.5 million, net change in unrealized gain of $6.5 million, and operating expenses of $0.3 million.

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

Net income for the Three Months Ended March 31, 2012 was $12.0 million, resulting from $0.01 million of interest income, net realized gain of $4.4 million, net change in unrealized gain of $7.9 million, and operating expenses of $0.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$227,385,382	1.19%	$6,307,094	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Energy Fund	$140,016,073	1.25%	$4,073,962	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	200,000	$28.75
Three Months Ended March 31, 2012	1,400,000	$29.19

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Energy Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN
Name: Title:	Martin Kremenstein Chief Executive Officer

Dated: May 3, 2013	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Chief Financial Officer