Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB SILVER FUND
filed 2013-05-03
CIK 1367306, 1383054

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

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Silver Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $56,992,246 and $50,493,761 respectively)	$56,995,939	$50,498,119
Cash held by broker	8,226,542	14,830,754
Net unrealized appreciation (depreciation) on futures contracts	(6,934,900)	(2,940,700)

Deposits with broker	58,287,581	62,388,173

Total assets	$58,287,581	$62,388,173

Liabilities
Management fee payable	$37,732	$41,854
Brokerage fee payable	849	1,730

Total liabilities	38,581	43,584

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,942	2,078
Shareholders’ equity—Shares	58,247,058	62,342,511

Total shareholders’ equity	58,249,000	62,344,589

Total liabilities and equity	$58,287,581	$62,388,173

General Shares outstanding	40	40
Shares outstanding	1,200,000	1,200,000
Net asset value per share
General Shares	$48.55	$51.95
Shares	$48.54	$51.95

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 18, 2013	13.73%	$7,999,880	$8,000,000
U.S. Treasury Bills, 0.075% due May 2, 2013	5.15	2,999,877	3,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	78.97	45,996,182	46,000,000

Total United States Treasury Obligations (cost $56,992,246)	97.85%	$56,995,939

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Silver (420 contracts, settlement date December 27, 2013)	(11.91)%	$(6,934,900)	$66,814,300

Net Unrealized Depreciation on Futures Contracts	(11.91)%	$(6,934,900)	$66,814,300

Net unrealized depreciation is comprised completely of unrealized losses of $6,934,900.

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 17, 2013	0.81%	$499,997	$500,000
U.S. Treasury Bills, 0.075% due January 31, 2013	4.81	2,999,940	3,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	73.78	45,998,252	46,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	1.60	999,930	1,000,000

Total United States Treasury Obligations (cost $50,493,761)	81.00%	$50,498,119

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Silver (420 contracts, settlement date December 27, 2013)	(4.72)%	$(2,940,700)	$66,814,300

Net Unrealized Depreciation on Futures Contracts	(4.72)%	$(2,940,700)	$66,814,300

Net unrealized depreciation is comprised completely of unrealized losses of $2,940,700.

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$13,387	$5,279

Expenses
Management Fee	114,745	153,401
Brokerage Commissions and Fees	(880)	1,081

Total Expenses	113,865	154,482

Net investment income (loss)	(100,478)	(149,203)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(246)	(89)
Futures	—	(707,380)

Net realized gain (loss)	(246)	(707,469)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(665)	3,266
Futures	(3,994,200)	13,432,160

Net change in unrealized gain (loss)	(3,994,865)	13,435,426

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3,995,111)	12,727,957

Net Income (Loss)	$(4,095,589)	$12,578,754

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$2,078	1,200,000	$62,342,511	$62,344,589

Net Income (Loss)

Net investment income (loss)		(3)		(100,475)	(100,478)

Net realized gain (loss) on United States Treasury Obligations and Futures		(1)		(245)	(246)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(132)		(3,994,733)	(3,994,865)

Net Income (Loss)		(136)		(4,095,453)	(4,095,589)

Balance at March 31, 2013	40	$1,942	1,200,000	$58,247,058	$58,249,000

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,942	1,600,000	$77,657,358	$77,659,300

Redemption of Shares			(200,000)	(11,131,314)	(11,131,314)

Net Income (Loss)

Net investment income (loss)		(4)		(149,199)	(149,203)

Net realized gain (loss) on United States Treasury Obligations and Futures		(18)		(707,451)	(707,469)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		340		13,435,086	13,435,426

Net Income (Loss)		318		12,578,436	12,578,754

Balance at March 31, 2012	40	$2,260	1,400,000	$79,104,480	$79,106,740

See accompanying notes to unaudited financial statements.

PowerShares DB Silver Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$(4,095,589)	$12,578,754
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(59,984,732)	(60,487,904)
Proceeds from securities sold and matured	53,499,393	71,499,823
Net accretion of discount on United States Treasury Obligations	(13,392)	(5,482)
Net realized (gain) loss on United States Treasury Obligations	246	89
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	3,994,865	(13,435,426)
Increase in restricted cash	—
Change in operating receivables and liabilities:
Management fee payable	(4,122)	(3,568)
Brokerage fee payable	(881)	16

Net cash provided by (used for) operating activities	(6,604,212)	10,146,302

Cash flows from financing activities:
Payments for redemption of Shares	—	(11,131,314)

Net cash provided by (used for) financing activities	—	(11,131,314)

Net change in cash held by broker	(6,604,212)	(985,012)
Cash held by broker at beginning of period	14,830,754	24,924,317

Cash held by broker at end of period	$8,226,542	$23,939,305

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

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $58,287,581 (or 100%) and $62,388,173 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,389,000 (or 7.53%) and $5,082,000 (or 8.15%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $114,745 and $153,401, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $37,732 and $41,854, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013, brokerage fees incurred were lower than the reversal of the prior period accrual, resulting in a net credit of $880 to the Statement of Income and Expenses for the period. During the Three Months Ended March 31, 2012, the Fund incurred brokerage fees of $1,081. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $849 and $1,730, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants. As of March 31, 2013 and December 31, 2012, there were no fund assets held in custody by the Administrator.

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

March 31, 2013

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $4,389,000 and $5,082,000, respectively, which were restricted and held as initial margin of the open futures contracts.

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $8,226,542, of which $6,934,900 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $14,830,754, of which $2,940,700 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $6,934,900 and $2,940,700, respectively.

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$56,995,939	$50,498,119
Commodity Futures Contracts (Level 1)	$(6,934,900)	$(2,940,700)

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	—	—	$—	$—
Shares Redeemed	—	(200,000)	—	(11,131,314)

Net Increase/(Decrease)	—	(200,000)	$—	$(11,131,314)

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

PowerShares DB Silver Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$51.95	$48.54
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3.33)	8.06
Net investment income (loss)	(0.08)	(0.10)

Net income	(3.41)	7.96
Net asset value per Share, end of period	$48.54	$56.50

Market value per Share, beginning of period	$52.35	$47.99

Market value per Share, end of period	$48.52	$56.24

Ratio to average Net Assets*
Net investment income (loss)	(0.66)%	(0.73)%

Total expenses	0.75%	0.76%

Total Return, at net asset value **	(6.56)%	16.40%

Total Return, at market value **	(7.32)%	17.19%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for indices in the DBIQ-OY SI TR
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Silver Indices	(6.23)%	16.36%

AGGREGATE RETURN	(6.23)%	16.36%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(6.6) million and $10.1 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $60.0 million was paid to purchase United States Treasury Obligations and $53.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $60.5 million was paid to purchase United States Treasury Obligations and $71.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $4.0 million and increased by $13.4 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $0 million and $(11.1) million during the Three Months Ended March 31, 2013 and 2012, respectively. There were no sales of shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 7.32% from $52.35 per Share to $48.52 per Share. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $55.49 per Share (+6.00%) on January 23, 2013 to a low of $48.52 per Share (-7.32%) on March 28, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 6.56% from $51.95 per Share to $48.54 per Share. Depreciation in the price of silver futures contracts during the Three Months Ended March 31, 2013 contributed to an overall 6.23% decrease in the level of the DBIQ-OY SI TR™.

Net loss for the Three Months Ended March 31, 2013 was $4.1 million, resulting from $0.01 million of interest income, net realized loss of $0.0 million, net change in unrealized loss of $4.0 million and operating expenses of $0.1 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 16.40% from $48.54 per Share to $56.50 per Share. Appreciation in the price of silver futures contracts during the Three Months Ended March 31, 2012 contributed to an overall 16.36% increase in the level of the DBIQ-OY SI TR™.

Net income for the Three Months Ended March 31, 2012 was $12.6 million, resulting from $0.01 million of interest income, net realized loss of $0.7 million, net change in unrealized gain of $13.4 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$58,287,581	1.70%	$2,304,234	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Silver Fund	$62,388,173	1.93%	$2,797,357	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The primary trading risk exposure of the Fund as of March 31, 2013 relating to the Index Commodity is as follows:

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	—	$—
Three Months Ended March 31, 2012	200,000	$55.66

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition—March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of—March 31, 2013, (iii) the Schedule of Investments– December 31, 2012, (iv) the Unaudited Statements of Income and Expenses—Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity– Three Months Ended March 31, 2012, (vii) the Unaudited Statement of Cash Flows– Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements.

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