Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; POWERSHARES DB AGRICULTURE FUND
filed 2013-05-03
CIK 1367306, 1383082

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

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statement of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,645,865,837 and $1,465,881,153 respectively)	$1,645,923,869	$1,465,964,764
Cash held by broker	141,895,145	219,761,621
Net unrealized appreciation (depreciation) on futures contracts	(96,579,495)	(23,198,185)

Deposits with broker	1,691,239,519	1,662,528,200

Deposits with Transfer Agent for shares redeemed	—	5,621,014

Total assets	$1,691,239,519	$1,668,149,214

Liabilities
Payable for shares redeemed	$—	$5,621,014
Management fee payable	1,223,724	1,244,355
Brokerage fee payable	5,010	204

Total liabilities	1,228,734	6,865,573

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,037	1,119
Shareholders’ equity—Shares	1,690,009,748	1,661,282,522

Total shareholders’ equity	1,690,010,785	1,661,283,641

Total liabilities and equity	$1,691,239,519	$1,668,149,214

General Shares outstanding	40	40
Shares outstanding	65,200,000	59,400,000

Net asset value per share
General Shares	$25.93	$27.98
Shares	$25.92	$27.97

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due April 4, 2013	22.37%	$377,999,622	$378,000,000
U.S. Treasury Bills, 0.1% due April 11, 2013	1.12	18,999,848	19,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	7.87	132,998,005	133,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	14.44	243,994,632	244,000,000
U.S. Treasury Bills, 0.075% due May 2, 2013	15.74	265,989,094	266,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	4.44	74,996,400	75,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	1.83	30,997,861	31,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	4.08	68,994,273	69,000,000
U.S. Treasury Bills, 0.125% due May 30, 2013	0.95	15,998,432	16,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	15.38	259,976,080	260,000,000
U.S. Treasury Bills, 0.095% due June 13, 2013	4.56	76,991,376	77,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	1.89	31,995,744	32,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	2.72	45,992,502	46,000,000

Total United States Treasury Obligations (cost $1,645,865,837)	97.39%	$1,645,923,869

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (8,968 contracts, settlement date May 15, 2013)	(0.25)%	$(4,345,620)	$198,951,220
Coffee (3,493 contracts, settlement date May 20, 2013)	(0.63)	(10,625,625)	190,274,981
Corn (7,424 contracts, settlement date December 13, 2013)	(1.99)	(33,587,012)	233,478,213
Cotton (1,477 contracts, settlement date May 08, 2013)	0.25	4,137,170	61,190,540
Feeder Cattle (1,019 contracts, settlement date May 23, 2013)	(0.01)	(154,762)	74,070,475
Lean Hogs (3,907 contracts, settlement date June 14, 2013)	0.04	627,810	141,704,200
Live Cattle (4,604 contracts, settlement date June 28, 2013)	—	55,400	228,993,600
Soybeans (3,531 contracts, settlement date November 14, 2013)	(0.78)	(13,186,175)	234,138,500
Sugar (11,081 contracts, settlement date June 28, 2013)	(1.89)	(31,908,430)	251,578,174
Wheat (2,637 contracts, settlement date July 12, 2013)	(0.32)	(5,386,938)	96,495,288
Wheat KCB (2,517 contracts, settlement date July 12, 2013)	(0.13)	(2,205,313)	94,358,975

Net Unrealized Depreciation on Futures Contracts	(5.71)%	$(96,579,495)	$1,805,234,166

Net unrealized depreciation is comprised of unrealized losses of $103,618,853 and unrealized gains of $7,039,358.

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	26.36%	$438,000,000	$438,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	1.14	18,999,886	19,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	12.94	214,997,635	215,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	14.33	237,995,240	238,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	3.19	52,998,516	53,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.23	36,998,779	37,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	6.92	114,995,630	115,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	12.76	211,988,764	212,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	3.67	60,996,096	61,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	1.93	31,997,760	32,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.77	45,996,458	46,000,000

Total United States Treasury Obligations (cost $1,465,881,153)	88.24%	$1,465,964,764

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (8,174 contracts, settlement date March 13, 2013)	(0.88)%	$(14,570,550)	$197,341,190
Coffee (3,252 contracts, settlement date March 18, 2013)	(0.94)	(15,696,525)	191,060,625
Corn (6,764 contracts, settlement date December 13, 2013)	(0.76)	(12,678,313)	215,513,763
Cotton (1,360 contracts, settlement date March 6, 2013)	0.17	2,864,120	48,231,080
Feeder Cattle (967 contracts, settlement date March 28, 2013)	0.11	1,895,813	72,696,150
Lean Hogs (4,149 contracts, settlement date February 14, 2013)	0.20	3,235,270	139,033,940
Lean Hogs (20 contracts, settlement date April 12, 2013)	(0.00)	(15,800)	725,600
Live Cattle (4,159 contracts, settlement date February 28, 2013)	0.31	5,227,750	214,866,530
Soybeans (3,217 contracts, settlement date November 14, 2013)	(0.27)	(4,490,350)	214,037,688
Sugar (10,096 contracts, settlement date June 28, 2013)	(0.53)	(8,732,338)	231,942,782
Wheat (2,403 contracts, settlement date July 12, 2013)	0.47	7,730,988	87,638,075
Wheat KCB (2,293 contracts, settlement date July 12, 2013)	0.72	12,031,750	85,134,125

Net Unrealized Depreciation on Futures Contracts	(1.40)%	$(23,198,185)	$1,698,221,548

Net unrealized depreciation is comprised of unrealized losses of $59,244,096 and unrealized gains of $36,045,911.

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$316,424	$130,631

Expenses
Management Fee	3,482,390	4,318,213
Brokerage Commissions and Fees	295,509	356,840

Total Expenses	3,777,899	4,675,053

Net investment income (loss)	(3,461,475)	(4,544,422)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,300	(1,519)
Futures	(49,424,338)	(63,861,172)

Net realized gain (loss)	(49,421,038)	(63,862,691)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(25,579)	42,544
Futures	(73,381,310)	18,764,598

Net change in unrealized gain (loss)	(73,406,889)	18,807,142

Net realized and net change in unrealized gain (loss) on
United States Treasury Obligations and Futures	(122,827,927)	(45,055,549)

Net Income (Loss)	$(126,289,402)	$(49,599,971)

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,119	59,400,000	$1,661,282,522	$1,661,283,641

Sale of Shares			7,800,000	209,560,644	209,560,644

Redemption of Shares			(2,000,000)	(54,544,098)	(54,544,098)

Net Income (Loss)

Net investment income (loss)		(2)		(3,461,473)	(3,461,475)

Net realized gain (loss) on United States Treasury Obligations and Futures		(32)		(49,421,006)	(49,421,038)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(48)		(73,406,841)	(73,406,889)

Net Income (Loss)		(82)		(126,289,320)	(126,289,402)

Balance at March 31, 2013	40	$1,037	65,200,000	$1,690,009,748	$1,690,010,785

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$1,152	70,600,000	$2,034,307,396	$2,034,308,548

Sale of Shares			3,200,000	92,608,128	92,608,128

Redemption of Shares			(3,600,000)	(103,785,121)	(103,785,121)

Net Income (Loss)

Net investment income (loss)		(3)		(4,544,419)	(4,544,422)

Net realized gain (loss) on United States Treasury Obligations and Futures		(36)		(63,862,655)	(63,862,691)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		11		18,807,131	18,807,142

Net Income (Loss)		(28)		(49,599,943)	(49,599,971)

Balance at March 31, 2012	40	$1,124	70,200,000	$1,973,530,460	$1,973,531,584

See accompanying notes to unaudited financial statements.

PowerShares DB Agriculture Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$(126,289,402)	$(49,599,971)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,705,662,319)	(1,974,672,330)
Proceeds from securities sold and matured	1,525,997,447	1,994,897,561
Net accretion of discount on United States Treasury Obligations	(316,512)	(130,631)
Net realized (gain) loss on United States Treasury Obligations	(3,300)	1,519
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	73,406,889	(18,807,142)
Change in operating receivables and liabilities:
Receivable for securities sold	—	11,999,926
Management fee payable	(20,631)	(63,833)
Deposits with Transfer Agent for shares redeemed	5,621,014	—
Brokerage fee payable	4,806	2,676

Net cash provided by (used for) operating activities	(227,262,008)	(36,372,225)

Cash flows from financing activities:
Proceeds from sale of Shares	209,560,644	92,608,128
Payments for redemption of Shares	(60,165,112)	(115,310,941)

Net cash provided by (used for) financing activities	149,395,532	(22,702,813)

Net change in cash held by broker	(77,866,476)	(59,075,038)
Cash held by broker at beginning of period	219,761,621	210,907,413

Cash held by broker at end of period	$141,895,145	$151,832,375

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

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $1,691,239,519 (or 100%) and $1,662,528,200 (or 99.66%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $98,573,923 (or 5.83%) and $98,465,174 (or 5.92%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $3,482,390 and $4,318,213, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $1,223,724 and $1,244,355, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $295,509 and $356,840, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $5,010 and $204, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants. As of March 31, 2013, there were no fund assets held by the Administrator. As of December 31, 2012, $5,621,014 was held by the Administrator for the facilitation of share redemption activity from Authorized Participants.

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $98,573,923 and $98,465,174, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $141,895,145, of which $96,579,495 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2012 the Fund had cash held with the Commodity Broker of $219,761,621, of which $23,198,185 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $96,579,495 and $23,198,185, respectively.

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

PowerShares DB Agriculture Fund

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$1,645,923,869	$1,465,964,764
Commodity Futures Contracts (Level 1)	$(96,579,495)	$(23,198,185)

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

PowerShares DB Agriculture Fund

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	7,800,000	3,200,000	$209,560,644	$92,608,128
Shares Redeemed	(2,000,000)	(3,600,000)	(54,544,098)	(103,785,121)

Net Increase/(Decrease)	5,800,000	(400,000)	$155,016,546	$(11,176,993)

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

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$27.97	$28.81

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(1.99)	(0.64)
Net investment income (loss)	(0.06)	(0.06)

Net income (loss)	(2.05)	(0.70)
Net asset value per Share, end of period	$25.92	$28.11

Market value per Share, beginning of period	$27.95	$28.88

Market value per Share, end of period	$25.90	$28.10

Ratio to average Net Assets*
Net investment income (loss)	(0.85)%	(0.90)%

Total expenses	0.92%	0.92%

Total Return, at net asset value**	(7.33)%	(2.43)%

Total Return, at market value**	(7.33)%	(2.70)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on January 18, 1989 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Corn	12.50
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33

Closing Level on Base Date:	100.00

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity as of March 31, 2013:

Index Commodity	Fund Weight (%)
Corn	11.70
Soybeans	12.94
Wheat	5.33
Kansas City Wheat	5.39
Sugar	12.86
Cocoa	11.39
Coffee	10.51
Cotton	3.82
Live Cattle	13.40
Feeder Cattle	4.33
Lean Hogs	8.33

Closing Level as of March 31, 2013:	100.00

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. The Index is comprised of OY Single Commodity Indexes and non-OY Single Commodity Indexes. The Index Commodities that underlie the OY Single Commodity Index are Corn, Soybeans, Wheat, Kansas City Wheat and Sugar (each, an “OY Index Commodity,” collectively, the “OY Index Commodities”). The Index Commodities that underlie the non-OY Single Commodity Indexes are Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs. The OY Single Commodity Indexes are rolled to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in each OY Single Commodity Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

Contract Selection (OY Index Commodity only)

On the first New York business day (the “Verification Date”) of each month, each OY Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the OY Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new OY Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2013, and the Delivery Month of the OY Index Commodity futures contract currently in such Index is November 2013, a new OY Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying OY Index Commodity of the Index, the new OY Index Commodity futures contract selected will be the OY Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible OY Index Commodity futures contract. Eligible OY Index Commodity futures contracts are any OY Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the OY Index Commodity futures contract currently in such Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2013 and the Delivery Month of an OY Index Commodity futures contract currently in the Index is November 2013, the Delivery Month of an eligible new OY Index Commodity futures contract must be between December 2013 and October 2014. The implied roll yield is then calculated and the futures contract on the OY Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The section “Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method (only with respect to the OY Index Commodities) with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ Diversified Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ DIVERSIFIED AGRICULTURE TR™
Underlying Index	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Corn Indices	(10.19)%	(7.83)%
DB Soybean Indices	(3.19)%	12.79%
DB Wheat Indices	(12.93)%	(1.77)%
DB Kansas City Wheat Indices	(13.58)%	(3.40)%
DB Sugar Indices	(10.32)%	5.60%
DB Cocoa Indices	(2.98)%	4.16%
DB Coffee Indices	(6.64)%	(20.58)%
DB Cotton Indices	16.58%	0.41%
DB Live Cattle Indices	(5.17)%	(5.85)%
DB Feeder Cattle Indices	(9.67)%	(2.15)%
DB Lean Hogs Indices	(9.29)%	(5.97)%

AGGREGATE RETURNS	(7.04)%	(2.30)%

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

Operating Activities

Net cash flow used for operating activities was $227.2 million and $36.4 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $1,705.7 million was paid to purchase United States Treasury Obligations and $1,526.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $1,974.7 million was paid to purchase United States Treasury Obligations and $1,994.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $73.4 million and increased by $18.8 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $149.4 million and $(22.7) million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $209.6 million and $92.6 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 7.33% from $27.95 per Share to $25.90 per Share. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $27.95 per Share (0.00%) on January 2, 2013 to a low of $25.90 per Share (-7.33%) on March 28, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 7.33% from $27.97 per Share to $25.92 per Share. A decrease in futures contract prices for corn, wheat, Kansas City wheat, feeder cattle, coffee, live cattle, soybean, sugar, cocoa and lean hogs was partially offset by increases in the cotton futures contract prices of during the Three Months Ended March 31, 2013, contributing to an overall 7.04% decrease in the level of the DBIQ Diversified Agriculture TR™ .

Net loss for the Three Months Ended March 31, 2013 was $126.3 million, resulting from $0.3 million of interest income, net realized loss of $49.4 million, net change in unrealized loss of $73.4 million and operating expenses of $3.8 million.

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

Net loss for the Three Months Ended March 31, 2012 was $49.6 million, resulting from $0.1 million of interest income, net realized loss of $63.9 million, net change in unrealized gain of $18.8 million and operating expenses of $4.6 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,691,239,519	0.74%	$29,318,676	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$1,668,149,214	0.79%	$30,665,486	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed February 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	2,000,000	$27.27
Three Months Ended March 31, 2012	3,600,000	$28.83

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund - March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of PowerShares DB Agriculture Fund - March 31, 2013, (iii) the Schedule of Investments of PowerShares DB Agriculture Fund– December 31, 2012, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Agriculture Fund - Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2012, (vii) the Unaudited Statement of Cash Flows of PowerShares DB Agriculture Fund– Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund.

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

Dated: May 3, 2013