Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Precious Metals Fund
filed 2013-05-03
CIK 1367306, 1383057

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

Indicate the number of outstanding Shares as of March 31, 2013: 5,600,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $297,982,458 and $277,480,954 respectively)	$297,990,679	$277,495,828
Cash held by broker	27,482,544	85,390,111
Net unrealized appreciation (depreciation) on futures contracts	(23,168,315)	(8,628,985)

Deposits with broker	302,304,908	354,256,954

Total assets	$302,304,908	$354,256,954

Liabilities
Management fee payable	$188,930	$234,540
Brokerage fee payable	1,210	406

Total liabilities	190,140	234,946

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	2,158	2,284
Shareholders’ equity—Shares	302,112,610	354,019,724

Total shareholders’ equity	302,114,768	354,022,008

Total liabilities and equity	$302,304,908	$354,256,954

General Shares outstanding	40	40
Shares outstanding	5,600,000	6,200,000

Net asset value per share
General Shares	$53.95	$57.10
Shares	$53.95	$57.10

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due April 4, 2013	1.32%	$3,999,996	$4,000,000
U.S. Treasury Bills, 0.1% due April 11, 2013	3.97	11,999,904	12,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	20.85	62,999,055	63,000,000
U.S. Treasury Bills, 0.075% due April 25, 2013	58.92	177,996,084	178,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	10.59	31,997,056	32,000,000
U.S. Treasury Bills, 0.095% due June 13, 2013	0.33	999,888	1,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	2.65	7,998,696	8,000,000

Total United States Treasury Obligations (cost $297,982,458)	98.63%	$297,990,679

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Gold (1,556 contracts, settlement date August 28, 2013)	(5.49)%	$(16,569,410)	$265,124,850
Silver (416 contracts, settlement date December 27, 2013)	(2.18)	(6,598,905)	65,908,025

Net Unrealized Depreciation on Futures Contracts	(7.67)%	$(23,168,315)	$331,032,875

Net unrealized depreciation is comprised of unrealized losses of $23,487,285 and unrealized gains of $318,970

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	1.13%	$4,000,000	$4,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	3.39	11,999,928	12,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	3.25	11,499,920	11,500,000
U.S. Treasury Bills, 0.045% due January 24, 2013	59.88	211,997,668	212,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	2.82	9,999,800	10,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	2.54	8,999,703	9,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	1.13	3,999,840	4,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	0.85	2,999,841	3,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	1.13	3,999,744	4,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	2.26	7,999,384	8,000,000

Total United States Treasury Obligations (cost $277,480,954)	78.38%	$277,495,828

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Gold (1,722 contracts, settlement date August 28, 2013)	(1.49)%	$(5,263,760)	$294,904,160
Silver (460 contracts, settlement date December 27, 2013)	(0.95)	(3,365,225)	73,322,025

Net Unrealized Depreciation on Futures Contracts	(2.44)%	$(8,628,985)	$368,226,185

Net unrealized depreciation is comprised entirely of unrealized losses of $8,628,985.

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,	March 31,
	2013	2012
Income
Interest Income	$53,342	$25,463

Expenses
Management Fee	555,029	829,305
Brokerage Commissions and Fees	7,602	31,130

Total Expenses	562,631	860,435

Net investment income (loss)	(509,289)	(834,972)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,625	66
Futures	(435,745)	(16,973,390)

Net realized gain (loss)	(434,120)	(16,973,324)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(6,653)	5,842
Futures	(14,539,330)	52,830,920

Net change in unrealized gain (loss)	(14,545,983)	52,836,762

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(14,980,103)	35,863,438

Net Income (Loss)	$(15,489,392)	$35,028,466

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$2,284	6,200,000	$354,019,724	$354,022,008

Sale of Shares			600,000	32,123,334	32,123,334

Redemption of Shares			(1,200,000)	(68,541,182)	(68,541,182)

Net Income (Loss)

Net investment income (loss)		(4)		(509,285)	(509,289)

Net realized gain (loss) on United States Treasury Obligations and Futures		(4)		(434,116)	(434,120)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(118)		(14,545,865)	(14,545,983)

Net Income (Loss)		(126)		(15,489,266)	(15,489,392)

Balance at March 31, 2013	40	$2,158	5,600,000	$302,112,610	$302,114,768

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$2,163	8,400,000	$454,146,055	$454,148,218

Redemption of Shares			(1,200,000)	(68,613,424)	(68,613,424)

Net Income (Loss)

Net investment income (loss)		(4)		(834,968)	(834,972)

Net realized gain (loss) on United States Treasury Obligations and Futures		(84)		(16,973,240)	(16,973,324)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		261		52,836,501	52,836,762

Net Income (Loss)		173		35,028,293	35,028,466

Balance at March 31, 2012	40	$2,336	7,200,000	$420,560,924	$420,563,260

See accompanying notes to unaudited financial statements.

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net Income (Loss)	$(15,489,392)	$35,028,466
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(298,945,646)	(409,456,463)
Proceeds from securities sold and matured	278,499,115	437,499,342
Net accretion of discount on United States Treasury Obligations	(53,348)	(26,691)
Net realized (gain) loss on United States Treasury Obligations	(1,625)	(66)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	14,545,983	(52,836,762)
Change in operating receivables and liabilities:
Receivable for securities sold	—	10,999,933
Management fee payable	(45,610)	(55,589)
Brokerage fee payable	804	3,385

Net cash provided by (used for) operating activities	(21,489,719)	21,155,555

Cash flows from financing activities:
Proceeds from sale of Shares	32,123,334	—
Payments for redemption of Shares	(68,541,182)	(79,426,426)

Net cash provided by (used for) financing activities	(36,417,848)	(79,426,426)

Net change in cash held by broker	(57,907,567)	(58,270,871)
Cash held by broker at beginning of period	85,390,111	65,165,354

Cash held by broker at end of period	$27,482,544	$6,894,483

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $302,304,908 (or 100%) and $354,256,954 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $13,589,840 (or 4.50%) and $18,351,850 (or 5.18%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $555,029 and $829,305, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $188,930 and $234,540, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $7,602 and $31,130, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $1,210 and $406, respectively.

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

PowerShares DB Precious Metals Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $13,589,840 and $18,351,850, respectively, which were restricted and held as initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $27,482,544, of which $23,168,315 was on deposit to satisfy the Fund’s negative margin on futures contracts. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $85,390,111, of which $8,628,985 was on deposit to satisfy the Fund’s negative margin on futures contracts. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized depreciation position of $23,168,315 and $8,628,985, respectively.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$297,990,679	$277,495,828
Commodity Futures Contracts (Level 1)	$(23,168,315)	$(8,628,985)

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

PowerShares DB Precious Metals Fund

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	600,000	—	$32,123,334	$—
Shares Redeemed	(1,200,000)	(1,200,000)	(68,541,182)	(68,613,424)

Net Increase/(Decrease)	(600,000)	(1,200,000)	$(36,417,848)	$(68,613,424)

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$57.10	$54.07
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(3.06)	4.45
Net investment income (loss)	(0.09)	(0.11)

Net income (loss)	(3.15)	4.34
Net asset value per Share, end of period	$53.95	$58.41

Market value per Share, beginning of period	$57.09	$53.88

Market value per Share, end of period	$53.95	$58.33

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.76)%

Total expenses	0.76%	0.78%

Total Return, at net asset value **	(5.52)%	8.03%

Total Return, at market value **	(5.50)%	8.26%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of March 31, 2013:

Index Commodity	Fund Weight (%)
Gold	80.73
Silver	19.27

Closing Level as at March 31, 2013:	100.00

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

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and 2012

	Aggregate returns for indices in the DBIQ-OY Precious Metals TR™
Underlying Index	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Gold Indices	(5.01)%	6.32%
DB Silver Indices	(6.23)%	16.36%

AGGREGATE RETURN	(5.25)%	8.19%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(21.5) million and $21.2 million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $298.9 million was paid to purchase United States Treasury Obligations and $278.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $409.5 million was paid to purchase United States Treasury Obligations and $437.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $14.5 and increased $52.8 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $36.4 million and $79.4 million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $32.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013. There were no sales of Shares to Authorized Participants during the Three Months Ended March 31, 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 5.50% from $57.09 per Share to $53.95 per Share. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $58.18 per Share (+1.91%) on January 22, 2013 to a low of $53.20 per Share (-6.81%) on February 20, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 5.52% from $57.10 per Share to $53.95 per Share. Falling prices of gold and silver futures contracts during the Three Months Ended March 31, 2013 contributed to an overall 5.25% decrease in the level of the DBIQ-OY Precious Metals TR™.

Net loss for the Three Months Ended March 31, 2013 was $15.5 million, resulting from $0.1 million of interest income, net realized loss of $0.4 million, net change in unrealized loss of $14.6 million and operating expenses of $0.6 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 8.03% from $54.07 per Share to $58.41 per Share. Rising prices of gold and silver futures contracts during the Three Months Ended March 31, 2012 contributing to an overall 8.19% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended March 31, 2012 was $35.0 million, resulting from $0.1 million of interest income, net realized loss of $17.0 million, net change in unrealized gain of $52.8 million and operating expenses of $0.9 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$302,304,908	1.05%	$7,404,096	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$354,256,954	1.17%	$9,670,362	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer and Michael Gilligan, the Chief Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	1,200,000	$57.12
Three Months Ended March 31, 2012	1,200,000	$57.18

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - March 31, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Schedule of Investments of - March 31, 2013, (iii) the Schedule of Investments– December 31, 2012, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended March 31, 2013 and 2012, (v) the Unaudited Statements of Changes in Shareholders’ Equity – Three Months Ended March 31, 2013, (vi) the Unaudited Statements of Changes in Shareholders’ Equity– Three Months Ended March 31, 2012, (vii) the Unaudited Statement of Cash Flows– Three Months Ended March 31, 2013 and 2012, (viii) Notes to Unaudited Financial Statements

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