Form 10-Q
period 2013-03-31
PowerShares DB Multi-Sector Commodity Trust; PowerShares DB Oil Fund
filed 2013-05-03
CIK 1367306, 1383058

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

Indicate the number of outstanding Shares as of March 31, 2013: 20,800,000 Shares.

POWERSHARES DB OIL FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Oil Fund

Statements of Financial Condition

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $495,915,102 and $728,411,262 respectively)	$495,949,194	$728,467,437
Cash held by broker	3,065,166	5,313,345
Net unrealized appreciation (depreciation) on futures contracts	64,756,290	51,578,250

Deposits with broker	563,770,650	785,359,032

Receivable for securities sold	4,999,988	—

Total assets	$568,770,638	$785,359,032

Liabilities
Payable for shares redeemed	$5,413,470	$10,395,580
Management fee payable	351,764	491,517
Brokerage fee payable	3,471	68

Total liabilities	5,768,705	10,887,165

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,083	1,040
Shareholders’ equity—Shares	563,000,850	774,470,827

Total shareholders’ equity	563,001,933	774,471,867

Total liabilities and equity	$568,770,638	$785,359,032

General Shares outstanding	40	40
Shares outstanding	20,800,000	29,800,000

Net asset value per share
General Shares	$27.08	$26.00
Shares	$27.07	$25.99

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Schedule of Investments

March 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due April 4, 2013	0.89%	$4,999,995	$5,000,000
U.S. Treasury Bills, 0.08% due April 18, 2013	1.06	5,999,910	6,000,000
U.S. Treasury Bills, 0.07% due May 9, 2013	2.31	12,999,376	13,000,000
U.S. Treasury Bills, 0.085% due May 16, 2013	1.95	10,999,241	11,000,000
U.S. Treasury Bills, 0.115% due May 23, 2013	28.24	158,986,803	159,000,000
U.S. Treasury Bills, 0.125% due May 30, 2013	15.63	87,991,376	88,000,000
U.S. Treasury Bills, 0.11% due June 6, 2013	7.28	40,996,228	41,000,000
U.S. Treasury Bills, 0.095% due June 13, 2013	2.49	13,998,432	14,000,000
U.S. Treasury Bills, 0.085% due June 20, 2013	22.20	124,983,375	125,000,000
U.S. Treasury Bills, 0.075% due June 27, 2013	6.04	33,994,458	34,000,000

Total United States Treasury Obligations (cost $495,915,102)	88.09%	$495,949,194

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation on Futures Contracts
WTI Crude (5,941 contracts, settlement date June 20, 2013)	11.50%	$64,756,290	$515,322,950

Net Unrealized Appreciation on Futures Contracts	11.50%	$64,756,290	$515,322,950

Net unrealized appreciation is comprised of unrealized gains of $64,756,290.

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	1.29%	$10,000,000	$10,000,000
U.S. Treasury Bills, 0.015% due January 17, 2013	0.71	5,499,962	5,500,000
U.S. Treasury Bills, 0.045% due January 24, 2013	3.75	28,999,681	29,000,000
U.S. Treasury Bills, 0.075% due January 31, 2013	5.04	38,999,220	39,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	5.42	41,998,824	42,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	7.23	55,998,152	56,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	23.37	180,993,122	181,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	14.07	108,995,640	109,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	5.94	45,997,562	46,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	6.07	46,996,992	47,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	16.78	129,990,900	130,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	4.39	33,997,382	34,000,000

Total United States Treasury Obligations (cost $728,411,262)	94.06%	$728,467,437

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation on Futures Contracts
WTI Crude ICE (2,041 contracts, settlement date June 19, 2013)	0.70%	$5,454,180	$185,787,520
WTI Crude NYMEX (6,472 contracts, settlement date June 20, 2013)	5.96	46,124,070	560,302,330

Net Unrealized Appreciation on Futures Contracts	6.66%	$51,578,250	$746,089,850

Net unrealized appreciation is comprised of unrealized gains of $51,817,610 and unrealized losses of $239,360.

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Income
Interest Income	$120,340	$64,828

Expenses
Management Fee	1,200,841	1,175,337
Brokerage Commissions and Fees	31,045	14,084

Total Expenses	1,231,886	1,189,421

Net investment income (loss)	(1,111,546)	(1,124,593)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	5,557	35
Futures	15,252,500	87,140

Net realized gain (loss)	15,258,057	87,175

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,083)	36,919
Futures	13,178,040	20,683,580

Net change in unrealized gain (loss)	13,155,957	20,720,499

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	28,414,014	20,807,674

Net Income (Loss)	$27,302,468	$19,683,081

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2013	40	$1,040	29,800,000	$774,470,827	$774,471,867

Sale of Shares			200,000	5,363,094	5,363,094

Redemption of Shares			(9,200,000)	(244,135,496)	(244,135,496)

Net Income (Loss)

Net investment income (loss)		(2)		(1,111,544)	(1,111,546)

Net realized gain (loss) on United States Treasury Obligations and Futures		24		15,258,033	15,258,057

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		21		13,155,936	13,155,957

Net Income (Loss)		43		27,302,425	27,302,468

Balance at March 31, 2013	40	$1,083	20,800,000	$563,000,850	$563,001,933

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 1, 2012	40	$1,142	17,800,000	$508,391,254	$508,392,396

Sale of Shares			7,800,000	236,593,880	236,593,880

Redemption of Shares			(200,000)	(5,933,066)	(5,933,066)

Net Income (Loss)

Net investment income (loss)		(3)		(1,124,590)	(1,124,593)

Net realized gain (loss) on United States Treasury Obligations and Futures		—		87,175	87,175

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		56		20,720,443	20,720,499

Net Income (Loss)		53		19,683,028	19,683,081

Balance at March 31, 2012	40	$1,195	25,400,000	$758,735,096	$758,736,291

See accompanying notes to unaudited financial statements.

PowerShares DB Oil Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net Income (Loss)	$27,302,468	$19,683,081
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(500,874,558)	(724,855,162)
Proceeds from securities sold and matured	733,496,615	494,999,964
Net accretion of discount on United States Treasury Obligations	(120,340)	(65,030)
Net realized (gain) loss on United States Treasury Obligations	(5,557)	(35)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(13,155,957)	(20,720,499)
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,988)	10,999,933
Management fee payable	(139,753)	154,775
Brokerage fee payable	3,403	(4,636)

Net cash provided by (used for) operating activities	241,506,333	(219,807,609)

Cash flows from financing activities:
Proceeds from sale of Shares	5,363,094	236,593,880
Payments for redemption of Shares	(249,117,606)	(17,357,590)

Net cash provided by (used for) financing activities	(243,754,512)	219,236,290

Net change in cash held by broker	(2,248,179)	(571,319)
Cash held by broker at beginning of period	5,313,345	14,067,002

Cash held by broker at end of period	$3,065,166	$13,495,683

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

The Fund does not employ leverage. As of March 31, 2013 and December 31, 2012, the Fund had $563,770,650 (or 99.12%) and $785,359,032 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $27,774,175 (or 4.93%) and $42,604,309 (or 5.42%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2013 and December 31, 2012. For additional information, please see the unaudited Schedule of Investments as of March 31, 2013 and the audited Schedule of Investments as of December 31, 2012 for details of the Fund’s portfolio holdings.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred Management Fees of $1,200,841 and $1,175,337, respectively. As of March 31, 2013 and December 31, 2012, Management Fees payable to the Managing Owner were $351,764 and $491,517, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2013 and 2012, the Fund incurred brokerage fees of $31,045 and $14,084, respectively. As of March 31, 2013 and December 31, 2012, brokerage fees payable were $3,471 and $68, respectively.

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

PowerShares DB Oil Fund

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2013 and December 31, 2012 were holdings of $27,774,175 and $42,604,309, respectively, which were restricted and held as initial margin of the open futures contracts. The Fund sold $5.0 million notional amount of United States Treasury Obligations which was unpaid as of March 31, 2013. As a result, a receivable for securities sold is reported for $4,999,988.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2013, the Fund had cash held by the Commodity Broker of $3,065,166. As of December 31, 2012, the Fund had cash held by the Commodity Broker of $5,313,345. There were no cash equivalents held by the Fund as of March 31, 2013 and December 31, 2012.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2013 and December 31, 2012, the futures contracts held by the Fund were in a net unrealized appreciation position of $64,756,290 and $51,578,250, respectively.

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$495,949,194	$728,467,437
Commodity Futures Contracts (Level 1)	$64,756,290	$51,578,250

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2013 and 2012

	Shares Three Months Ended		Shareholders’ Equity Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Shares Sold	200,000	7,800,000	$5,363,094	$236,593,880
Shares Redeemed	(9,200,000)	(200,000)	(244,135,496)	(5,933,066)

Net Increase/(Decrease)	(9,000,000)	7,600,000	$(238,772,402)	$230,660,814

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

PowerShares DB Oil Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$25.99	$28.56
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.13	1.36
Net investment income (loss)	(0.05)	(0.05)

Net income (loss)	1.08	1.31
Net asset value per Share, end of period	$27.07	$29.87

Market value per Share, beginning of period	$25.94	$28.57

Market value per Share, end of period	$27.00	$29.91

Ratio to average Net Assets*
Net investment income (loss)	(0.70)%	(0.71)%

Total expenses	0.77%	0.75%

Total Return, at net asset value **	4.16%	4.59%

Total Return, at market value **	4.09%	4.69%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Summary of DBIQ-OY CL TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2013 and 2012

Underlying Index	Aggregate returns for indices in the DBIQ-OY CL TR™
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
DB Light Sweet Crude Oil (WTI) Indices	4.23%	4.70%

AGGREGATE RETURN	4.23%	4.70%

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

Operating Activities

Net cash flow provided by (used for) operating activities was $241.5 million and $(219.8) million for the Three Months Ended March 31, 2013 and 2012, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2013, $500.9 million was paid to purchase United States Treasury Obligations and $733.5 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2012, $724.9 million was paid to purchase United States Treasury Obligations and $495.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $13.2 million and $20.7 million during the Three Months Ended March 31, 2013 and 2012, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(243.8) million and $219.2 million during the Three Months Ended March 31, 2013 and 2012, respectively. This included $5.4 million and $236.6 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 4.09% from $25.94 per Share to $27.00 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $25.23 per Share (-2.74%) on March 4, 2013 to a high of $27.52 per Share (+6.09%) on January 30, 2013 and February 12, 2013.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 4.16% from $25.99 per Share to $27.07 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2013 contributed to an overall 4.23% increase in the level of the DBIQ-OY CL TR™.

Net income for the Three Months Ended March 31, 2013 was $27.3 million, resulting from $0.1 million of interest income, net realized gain of $15.2 million, net change in unrealized gain of $13.1 million and operating expenses of $1.1 million.

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 4.59% from $28.56 per Share to $29.87 per Share. An increase in the price of light sweet crude oil futures contracts during the Three Months Ended March 31, 2012 contributing to an overall 4.70% increase in the level of the DBIQ-OY CL TR™.

Net income for the Three Months Ended March 31, 2012 was $19.7 million, resulting from $0.1 million of interest income, net realized gain of $0.1 million, net change in unrealized gain of $20.7 million and operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$568,770,638	1.40%	$18,339,602	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Oil Fund	$785,359,032	1.47%	$26,448,451	1

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2013 and 2012:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2013	9,200,000	$26.54
Three Months Ended March 31, 2012	200,000	$29.67

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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